Form 10-Q
period 2005-09-30
CenterPoint Energy Transition Bond CO II, LLC
filed 2005-11-30
CIK 1310914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-121505

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    59-3790472
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

    1111 LOUISIANA, SUITE 4655B                       (713) 207-5222
       HOUSTON, TEXAS 77002                  (Registrant's telephone number,
(Address and zip code of principal                 including area code)
        executive offices)

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of November 1, 2005, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.................   ii

PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS............................................    1

   Balance Sheets
      December 31, 2004 and September 30, 2005 (unaudited).................    1

   Statements of Member's Equity for the period from December 3, 2004
      (date of inception) to December 31, 2004 and the nine months ended
      September 30, 2005 (unaudited).......................................    2

   Statements of Cash Flows for the period from December 3, 2004 (date of inception) to December 31, 2004 and the nine months ended
      September 30, 2005 (unaudited).......................................    3

   NOTES TO UNAUDITED FINANCIAL STATEMENTS.................................    4

   Item 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS........    5

PART II. OTHER INFORMATION

   Item 6. Exhibits........................................................    5

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts, including statements regarding our offering of transition bonds. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                 BALANCE SHEETS
                                  (unaudited)

                         DECEMBER 31, 2004   SEPTEMBER 30, 2005
                         -----------------   ------------------

Total assets - cash...         $1,000              $1,000
                               ======              ======
Member's equity.......         $1,000              $1,000
                               ======              ======

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                          STATEMENTS OF MEMBER'S EQUITY
                                   (unaudited)

Initial contribution on December 3, 2004 (date of inception).............   $1,000
Net income for the period from December 3, 2004 (date of inception) to
   December 31, 2004.....................................................       --
                                                                            ------
Member's equity at December 31, 2004.....................................   $1,000
                                                                            ------
Net income for the nine months ended September 30, 2005 .................       --
                                                                            ------
Member's equity at September 30, 2005 ...................................   $1,000
                                                                            ======

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               DECEMBER 3, 2004
                                           (INCEPTION) TO DECEMBER    NINE MONTHS ENDED
                                                   31, 2004          SEPTEMBER 30, 2005
                                           -----------------------   ------------------

Cash Flows from Financing Activities:
   Contribution from member.............            $1,000                 $   --
                                                    ------                 ------
Net Increase in Cash....................             1,000                     --
Cash at Beginning of Period.............                --                  1,000
                                                    ------                 ------
Cash at End of Period...................            $1,000                 $1,000
                                                    ======                 ======

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     CenterPoint Energy Transition Bond Company II, LLC (Company) is a special purpose Delaware limited liability company, whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

     The Texas Electric Utility Restructuring Act (Texas electric restructuring law), enacted in 1999, authorized competition in the retail and generation markets for electricity beginning in January 2002 and provides for recovery of certain qualified costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999, subject to certain limitations specified in the Texas electric restructuring law (Transition Charges). The Texas electric restructuring law authorizes the Public Utility Commission of Texas (Texas Utility Commission) to issue financing orders approving the issuance of transition bonds to recover qualified costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect Transition Charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the Transition Charges. The electric utility's right to receive the Transition Charges and its other rights and interests under the financing order constitute "Transition Property." The Texas Utility Commission issued a financing order to CenterPoint Houston on March 16, 2005 (Financing Order) that authorizes CenterPoint Houston to cause the Company to issue transition bonds (Transition Bonds) in an aggregate principal amount not to exceed $1,493,747,264 plus (a) the amount of excess mitigation credits provided by CenterPoint Houston after August 31, 2004 through the date of issuance of the Transition Bonds or the date of the termination of such excess mitigation credits, whichever is earlier, (b) interest on stranded costs accrued after August 31, 2004 through the date of issuance of the Transition Bonds, and (c) up-front qualified costs as set forth in the Financing Order. The excess mitigation credits were terminated as of April 29, 2005. The Company has registered $1.857 billion aggregate principal amount of Transition Bonds under the Securities Act of 1933 by a registration statement on Form S-3 (registration file no. 333-121505). The Securities and Exchange Commission declared this registration statement effective in September 2005. The Company expects to complete an issuance of Transition Bonds pursuant to this registration statement in the fourth quarter of 2005, subject to, among other matters, market conditions and the completion of documentation and rating agency reviews.

     The Company was organized on December 3, 2004 under the laws of the State of Delaware for the sole purpose of issuing transition bonds, using the proceeds therefrom to acquire Transition Property from CenterPoint Houston, holding the Transition Property and taking certain other actions related thereto. The Company had no operations during the period from December 3, 2004 (date of inception) to September 30, 2005, and therefore has not presented a separate statement of operations.

     CenterPoint Houston's parent company, CenterPoint Energy, Inc. (CenterPoint Energy), is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries, including CenterPoint Houston. The 1935 Act has been repealed by the Energy Policy Act of 2005. The Company obtained approval from the Securities and Exchange Commission under the 1935 Act on September 30, 2005 to issue up to $2.0 billion of transition bonds.

     The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from CenterPoint Houston, and the Company's organizational documents require it to operate in a manner to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding. Upon the consummation of the transactions described above, CenterPoint Houston will not be the owner of the Transition Property. The assets of the Company are not available to pay creditors of CenterPoint Houston or any of its affiliates.

     Under a servicing agreement to be entered into by the Company and CenterPoint Houston concurrently with the issuance of the Transition Bonds, CenterPoint Houston, as servicer, will be required to manage and administer the Transition Property and to collect the Transition Charges on behalf of the Company. The Company will pay an annual servicing fee to CenterPoint Houston for these services.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     We were formed under the laws of the State of Delaware for the sole purpose of issuing transition bonds, using the proceeds therefrom to acquire transition property from CenterPoint Energy Houston Electric, LLC, our sole member, holding transition property and taking certain other actions related thereto. Since our inception, we have conducted no operations.

     We have registered $1.857 billion aggregate principal amount of transition bonds under the Securities Act of 1933 by a registration statement on Form S-3 (registration file no. 333-121505). The Securities and Exchange Commission declared this registration statement effective in September 2005. We expect to complete an issuance of transition bonds pursuant to this registration statement in the fourth quarter of 2005, subject to, among other matters, market conditions and the completion of documentation and rating agency reviews.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are using the reduced disclosure format for wholly owned subsidiaries of reporting companies and omitting from this report information called for by various items of Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

                                                                                               SEC FILE OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT       NUMBER      REFERENCE
-------   -------------------------------------------   -----------------------------------   ------------   ---------
   3.1    --   Limited Liability Company Agreement of   Form S-3/A dated September 12, 2005    333-121505       3.2
               CenterPoint Energy Transition Bond
               Company II, LLC

   3.2    --   Certificate of Formation of              Form S-3/A dated September 12, 2005    333-121505       3.1
               CenterPoint Energy Transition Bond
               Company II, LLC

 +32.1    --   Section 906 Certification of Marc
               Kilbride

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY TRANSITION BOND
                                        COMPANY II, LLC


                                        By: /s/ Marc Kilbride
                                            ------------------------------------
                                            Marc Kilbride
                                            Sole Manager

Date: November 30, 2005

                                  EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

                                                                                               SEC FILE OR
EXHIBIT                                                                                       REGISTRATION    EXHIBIT
 NUMBER                   DESCRIPTION                     REPORT OR REGISTRATION STATEMENT       NUMBER      REFERENCE
-------   -------------------------------------------   -----------------------------------   ------------   ---------
   3.1    --   Limited Liability Company Agreement of   Form S-3/A dated September 12, 2005    333-121505       3.2
               CenterPoint Energy Transition Bond
               Company II, LLC

   3.2    --   Certificate of Formation of              Form S-3/A dated September 12, 2005    333-121505       3.1
               CenterPoint Energy Transition Bond
               Company II, LLC

 +32.1    --   Section 906 Certification of Marc
               Kilbride