Form 10-K
period 2005-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2006-03-29
CIK 1310914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 333-121505

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        59-3790472
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

  1111 LOUISIANA, SUITE 4655B
     HOUSTON, TEXAS 77002                                (713) 207-5222
   (Address and zip code of                      (Registrant's telephone number,
 principal executive offices)                         including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the member's equity held by non-affiliates of the registrant as of June 30, 2005: None

================================================================================

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business.........................................................     1
Item 1A. Risk Factors.....................................................     3
Item 1B. Unresolved Staff Comments........................................    14
Item 2.  Properties.......................................................    14
Item 3.  Legal Proceedings................................................    14
Item 4.  Submission of Matters to a Vote of Security Holders..............    14

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities................    14
Item 6.  Selected Financial Data..........................................    15
Item 7.  Management's Narrative Analysis of Results of Operations.........    15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......    16
Item 8.  Financial Statements and Supplementary Data......................    17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................    25
Item 9A. Controls and Procedures..........................................    25
Item 9B. Other Information................................................    25

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............    25
Item 11. Executive Compensation...........................................    25
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................    25
Item 13. Certain Relationships and Related Transactions...................    25
Item 14. Principal Accountant Fees and Services...........................    25

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.......................    26

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business;

     -    changes in market demand and demographic patterns;

     - weather variations and other natural phenomena affecting retail electric customer energy usage;

     - the operating performance of CenterPoint Energy Houston Electric, LLC's (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston's service territory;

     - the accuracy of the servicer's forecast of electrical consumption or the payment of transition charges;

     -    non-payment of transition charges by retail electric providers;

     - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     - other factors we discuss in this Form 10-K and our other Securities and Exchange Commission filings.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                                     PART I

ITEM 1. BUSINESS

     GENERAL

     We are a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). We were organized on December 3, 2004, and amended and restated our certificate of formation and limited liability company agreement on December 14, 2005 and December 16, 2005, respectively. Our principal purposes are:

     - purchasing and owning transition property, as described below, established by a financing order from the Public Utility Commission of Texas (Texas Utility Commission) and other transition bond collateral;

     -    registering and issuing the transition bonds;

     - pledging our interest in transition property and other transition bond collateral to the trustee pursuant to the terms of the indenture governing the transition bonds in order to secure the transition bonds;

     -    making payments on the transition bonds; and

     - performing other activities that are necessary, suitable or convenient to accomplish these purposes.

     Our organizational documents require us to operate in a manner designed to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding.

     We have no employees and have entered into a servicing agreement with CenterPoint Houston, as servicer. Pursuant to the servicing agreement, the servicer will manage, service, administer and make collections in respect of the transition property. In addition, we have entered into an administration agreement with CenterPoint Houston pursuant to which CenterPoint Houston will provide administrative services to us.

     We purchased the transition property described below and issued $1.851 billion of Senior Secured Transition Bonds Series A (transition bonds) on December 16, 2005, with interest rates ranging from 4.84 percent to 5.302 percent and final maturity dates ranging from February 2011 to August 2020. The specific interest rate and maturity of each class of transition bonds is disclosed in Note 3 of the notes to financial statements included in Item 8 of this Form 10-K. The transition bonds were issued pursuant to an indenture between us and Wilmington Trust Company, as trustee.

     TRANSITION PROPERTY

     The transition property that we purchased from CenterPoint Houston includes the irrevocable right to impose, collect and receive, through the transition charges payable by retail electric customers within CenterPoint Houston's certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs authorized in the financing order issued by the Texas Utility Commission, including the right to receive transition charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the transition bonds. All revenues and collections resulting from transition charges are part of the transition property. CenterPoint Houston's qualified costs authorized in the financing order of the Texas Utility Commission dated May 16, 2005 (financing order) approving the issuance of the transition bonds include:

     - CenterPoint Houston's stranded cost balance as of August 31, 2004, which is an amount associated with the transition to competitive retail electric markets in Texas determined by the Texas Utility Commission to be recoverable under the Texas Electric Choice plan, plus:

          - "excess mitigation" credits provided on the bills of retail electric customers (as required by prior order of the Texas Utility Commission) from August 31, 2004 through the date the transition bonds are issued or the date of the termination of such excess mitigation credits, whichever is earlier; and

          - interest on stranded costs accrued from August 31, 2004 through the date the transition bonds are issued;

     -    costs of issuing, supporting and servicing the transition bonds; and

     - any costs of retiring and refunding CenterPoint Houston's existing debt and equity securities in connection with the issuance of the transition bonds (excluding costs of retiring or refunding debt or equity securities held by an affiliate of CenterPoint Houston).

     We purchased the transition property from CenterPoint Houston with the proceeds from the issuance of $1.851 billion principal amount of transition bonds. The servicer will bill and collect transition charges allocable to the transition bonds from "retail electric providers," which are entities certified under state law that provide electricity and related services to retail electric customers within CenterPoint Houston's service territory, and will remit the collections to Deutsche Bank Trust Company Americas, as the trustee's administrative agent. The retail electric providers will in turn bill and collect the transition charges from retail electric customers in CenterPoint Houston's service territory. Each retail electric provider includes the transition charges in its bill to its retail electric customers but is not required to show the transition charges as a separate line item or footnote. However, each retail electric provider is required to provide annual written notice to its customers that transition charges have been included in the customers' bills. Each retail electric provider is required to pay the transition charges on or before the 35th day after it receives the bill from the servicer, less an agreed allowance for expected uncollectible amounts, whether or not the retail electric provider has collected all amounts owed to it by its retail electric customers. Prior to the date on which the retail electric provider remits the transition charges to the servicer, the transition charges may be commingled with the retail electric provider's other funds. The servicer has only limited rights to collect the transition charges directly from retail electric customers if a retail electric provider does not remit such payments to the servicer but has certain rights against the retail electric provider. Because the amount of transition charge collections will depend on the amount of electricity consumed by customers within CenterPoint Houston's service territory, the amount of collections may vary substantially from year to year.

     In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

     Credit enhancement for the transition bonds, which includes mandatory periodic review and adjustment to the transition charges to be billed and collected from the retail electric customers within CenterPoint Houston's service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the transition bonds as scheduled. The servicer is required to make a filing with the Texas Utility Commission for an adjustment of transition charges annually, and semi-annually as necessary, to ensure the expected recovery of amounts sufficient to timely provide payment of scheduled principal and interest on the transition bonds. The amount of the adjustment will be determined by using a formula established by the financing order. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the transition charges generate amounts sufficient to:

     -    make timely interest and principal payments on the transition bonds;

     - pay fees and expenses of the trustee, our independent managers, the administrator and the servicer, and other fees, expenses, costs and charges;

     - reconcile the actual and expected charge-offs for delinquent customer accounts of the retail electric providers; and

     - fund the various subaccounts required by the transition bond indenture to their required levels.

ITEM 1A. RISK FACTORS

MATERIAL PAYMENT DELAYS OR A LOSS ON INVESTMENTS IN THE TRANSITION BONDS MAY OCCUR BECAUSE THE SOURCE OF FUNDS FOR PAYMENT IS LIMITED.

     The only source of funds for payment of transition bonds are our assets, which consist of the transition property securing the transition bonds, including:

            - the right to impose, collect and receive related transition charges;

            -   the funds on deposit in the accounts held by the trustee;

            -   our rights under various contracts; and

            -   the credit enhancement.

     The transition bonds are not a charge on the full faith and credit or taxing power of the State of Texas or any governmental agency or instrumentality, nor are the transition bonds insured or guaranteed by CenterPoint Houston, including in its capacity as the servicer, or by its ultimate parent, CenterPoint Energy, Inc., any of its affiliates (other than us), the trustee or by any other person or entity. Thus, holders of transition bonds (bondholders) must rely for payment of transition bonds solely upon collections of the transition charges, funds on deposit in the related accounts held by the trustee and the credit enhancement described under "Business--Transition Property" in Item 1. Our organizational documents restrict our right to acquire other assets unrelated to the transactions described under "Business--General" in Item 1.

RISKS ASSOCIATED WITH POTENTIAL JUDICIAL, LEGISLATIVE OR REGULATORY ACTIONS

FUTURE JUDICIAL ACTION COULD REDUCE THE VALUE OF THE TRANSITION BONDS.

     The transition property is the creation of the 1999 utility restructuring amendments to the Public Utility Regulatory Act of Texas (Restructuring Act) and the financing order. There is uncertainty associated with investing in bonds payable from an asset that depends for its existence on legislation because there is limited judicial or regulatory experience implementing and interpreting the legislation. Because the transition property is a creation of the Restructuring Act, any judicial determination affecting the validity of or interpreting the Restructuring Act, the transition property or our ability to make payments on the transition bonds might have an adverse effect on the transition bonds. Several parties appealed the financing order, but the financing order was affirmed on appeal to the district court of Travis County, Texas and the deadline established under the Restructuring Act for further appeal has expired. If the Restructuring Act is invalidated, however, the financing order might also be invalidated.

     Other states have passed electric utility deregulation laws similar to the Restructuring Act, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future judicial challenges might be made. An unfavorable decision regarding another state's law would not automatically invalidate the Restructuring Act or the financing order, but it might provoke a challenge to the Restructuring Act, establish a legal precedent for a successful challenge to the Restructuring Act or heighten awareness of the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of the transition bonds.

THE FEDERAL GOVERNMENT MIGHT PREEMPT THE RESTRUCTURING ACT WITHOUT FULL COMPENSATION.

     In the past, bills have been introduced in Congress that would prohibit the recovery of all or some types of stranded costs, but none of those bills was enacted. Congress could, however, pass a law or adopt a rule or regulation negating the existence of or reducing the value of the transition property.

     If federal legislation preempting the Restructuring Act or the financing order is enacted, there is no assurance that the courts would consider it a "taking" under the United States Constitution for which the government would be required to pay just compensation or, if it is considered a "taking," that any amount provided as compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay these amounts on a timely basis.

FUTURE STATE LEGISLATIVE ACTION COULD REDUCE THE VALUE OF THE TRANSITION BONDS.

     Despite its pledge in the Restructuring Act not to take or permit certain actions that would impair the value of the transition property or the transition charges, the Texas legislature might attempt to repeal or amend the Restructuring Act in a manner that limits or alters the transition property so as to reduce its value. It might be possible for the Texas legislature to repeal or amend the Restructuring Act notwithstanding the State's pledge if the legislature acts in order to serve a significant and legitimate public purpose. Any such action, as well as the costly and time-consuming litigation that likely would ensue, might adversely affect the price and liquidity, the dates of payment of interest and principal and the weighted average lives of the transition bonds. Moreover, the outcome of any litigation cannot be predicted. Accordingly, bondholders might incur a loss on or delay in recovery of their investment in the transition bonds.

     If an action of the Texas legislature adversely affecting the transition property or the ability to collect transition charges were considered a "taking" under the United States or Texas Constitutions, the State of Texas might be obligated to pay compensation for the taking. However, even in that event, there is no assurance that any amount provided as compensation would be sufficient for bondholders to recover fully their investment in the transition bonds or to offset interest lost pending such recovery.

THE TEXAS UTILITY COMMISSION MIGHT TAKE ACTIONS THAT COULD REDUCE THE VALUE OF THE TRANSITION BONDS.

     The Restructuring Act provides that a financing order is irrevocable and that the Texas Utility Commission may not directly or indirectly, by any subsequent action, rescind or amend a financing order or reduce or impair the transition charges authorized under a financing order, except for the true-up adjustments to the transition charges. However, the Texas Utility Commission retains the power to adopt, revise or rescind rules or regulations affecting CenterPoint Houston. The Texas Utility Commission also retains the power to interpret the financing order, and in that capacity might be called upon to rule on the meanings of provisions of the order that might need further elaboration. Any new or amended regulations or orders from the Texas Utility Commission might affect the ability of the servicer to collect the transition charges in full and on a timely basis, the rating of the transition bonds or their price and, accordingly, the amortization of the transition bonds and their weighted average lives.

     The servicer is required to file with the Texas Utility Commission, on our behalf, certain adjustments of the transition charges. True-up adjustment procedures have been challenged in the past and may be challenged in the future. Challenges to or delays in the true-up process might adversely affect the market perception and valuation of the transition bonds. Also, any litigation might materially delay transition charge collections due to delayed implementation of true-up adjustments and might result in missing payments or payment delays and lengthened weighted average life of the transition bonds.

SERVICING RISKS

INACCURATE CONSUMPTION FORECASTING OR UNANTICIPATED DELINQUENCIES OR CHARGE-OFFS MIGHT REDUCE SCHEDULED PAYMENTS ON THE TRANSITION BONDS.

     The transition charges are generally assessed based on forecasted customer usage. The amount and the rate of transition charge collections depends in part on actual electricity usage and the amount of collections and write-offs for each customer class. If the servicer inaccurately forecasts electricity consumption or uses inaccurate customer delinquency or charge-off data when setting or adjusting the transition charges, there could be a shortfall or material delay in transition charge collections, which might result in missed or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

     The servicer has experienced difficulties from time to time in making accurate forecasts of electricity consumption because of unexpected weather conditions. Inaccurate forecasting of electricity consumption by the servicer might result from, among other things, unanticipated weather or economic conditions, resulting in less electricity consumption than forecast; general economic conditions being worse than expected, causing retail electric customers to migrate from CenterPoint Houston's service territory or reduce their electricity consumption; the occurrence of a natural disaster or an act of terrorism or other catastrophic event; changes in the market structure of the electric industry; customers consuming less electricity because of increased energy prices, increased conservation efforts; or customers switching to alternative sources of energy, including self-generation of electric power.

     The servicer's use of inaccurate delinquency or charge-off rates might result also from, among other things, unexpected deterioration of the economy or the declaration of a moratorium on terminating electric service to customers in the event of extreme weather, either of which would cause greater delinquencies or charge-offs than expected or force CenterPoint Houston or retail electric providers to grant additional payment relief to more customers, or any other change in law that makes it more difficult for CenterPoint Houston or retail electric providers to terminate service to nonpaying customers or that requires CenterPoint Houston or retail electric providers to apply more lenient credit standards in accepting retail electric customers.

WE DEPEND ON CENTERPOINT HOUSTON OR ITS SUCCESSOR OR ASSIGNEE, ACTING AS SERVICER OF THE TRANSITION PROPERTY.

     CenterPoint Houston, as servicer, is responsible for, among other things, calculating, billing and collecting the transition charges from retail electric providers, submitting requests to the Texas Utility Commission to adjust these charges, monitoring the collateral for the transition bonds and taking certain actions in the event of non-payment by a retail electric provider. The trustee's receipt of collections in respect of the transition charges, which are used to make payments on the transition bonds, depends in part on the skill and diligence of the servicer in performing these functions. The systems the State of Texas and the servicer have in place for transition charge billings and collections might, in particular circumstances, cause the servicer to experience difficulty in performing these functions in a timely and completely accurate manner. CenterPoint Houston, as servicer of the transition property of CenterPoint Energy Transition Bond Company, LLC (Transition Bond Company I), experienced some difficulties in implementing and maintaining the systems and procedures required to perform the duties required of it by the servicing agreement relating to Transition Bond Company I. If the servicer fails to make collections for any reason, then the servicer's payments to the trustee in respect of the transition charges might be delayed or reduced. In that event, our payments on the transition bonds might be delayed or reduced.

IF WE REPLACE CENTERPOINT HOUSTON AS THE SERVICER, WE MAY EXPERIENCE DIFFICULTIES FINDING AND USING A REPLACEMENT SERVICER.

     If CenterPoint Houston ceases to service the transition property, it might be difficult to find a successor servicer. Also, any successor servicer might have less experience and ability than CenterPoint Houston and might experience difficulties in collecting transition charges and determining appropriate adjustments to the transition charges and billing and/or payment arrangements may change, resulting in collection disruption. A successor servicer might charge fees that, while permitted under the financing order, are substantially higher than the fees paid to CenterPoint Houston as servicer. In the event of the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, we and the trustee might be prevented from effecting a transfer of servicing due to operation of the bankruptcy code. Any of these factors and others might delay the timing of payments and may reduce the value of the transition bonds.

IT MIGHT BE DIFFICULT TO COLLECT TRANSITION CHARGES FROM RETAIL ELECTRIC PROVIDERS.

     As required by the Restructuring Act, retail electric customers pay the transition charges to retail electric providers who supply them with electric power. The retail electric providers are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the retail electric providers bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2005, CenterPoint Houston did business with approximately 66 retail electric providers. Reliant Energy, through its subsidiaries, is CenterPoint Houston's largest customer, accounting for approximately 56% of CenterPoint Houston's outstanding receivables from retail electric providers as of December 31, 2005.

     Failure by the retail electric providers to remit transition charges to the servicer might cause delays in payments on the transition bonds and adversely affect the value of the transition bonds. The servicer does not pay any shortfalls resulting from the failure of any retail electric provider to forward transition charge collections.

     Adjustments to the transition charges and any credit support provided by a retail electric provider, while available to compensate for a failure by a retail electric provider to pay the transition charges to the servicer, might not be sufficient to protect the value of the transition bonds.

     The Restructuring Act provides for one or more retail electric providers in each area to be designated the "provider of last resort" for that area or a specified customer class. The provider of last resort is required to offer basic electric service to retail electric customers in its designated area, regardless of the creditworthiness of the customers. The provider of last resort might face greater difficulty in bill collection than other retail electric providers and therefore the servicer may face greater difficulty in collecting transition charges from the provider of last resort.

     Retail electric providers may issue a single bill to retail customers that includes all charges related to the purchase of electricity, without separately itemizing the transition charge component of the bill. A retail electric provider's use of a consolidated bill might increase the risk that customers who have claims against the retail electric provider will attempt to offset those claims against transition charges or increase the risk that, in the event of a bankruptcy of a retail electric provider, a bankruptcy court would find that the retail electric provider has an interest in the transition property and would make it more difficult to terminate the services of a bankrupt retail electric provider or collect transition charges from its customers.

COMPETITIVE METERING SERVICES MIGHT RESULT IN UNEXPECTED PROBLEMS IN RECEIVING ACCURATE METERING DATA.

     Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas, or ERCOT, to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a retail electric provider, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2005, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston's service territory, there might be problems converting to the third party's metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and retail electric providers regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

CHANGES TO BILLING AND COLLECTION PRACTICES MIGHT REDUCE THE VALUE OF THE TRANSITION BONDS.

     The financing order specifies the methodology for determining the amount of the transition charges we may impose. The servicer may not change this methodology without approval from the Texas Utility Commission. However, the servicer may set its own billing and collection arrangements with retail electric providers and retail electric customers, if any, from whom it collects transition charges directly, provided that these arrangements comply with the Texas Utility Commission's customer safeguards. For example, to recover part of an outstanding bill, the servicer may agree to extend a retail electric provider's payment schedule or to write off the remaining portion of the bill, including the transition charges. Also, the servicer may change billing and collection practices, which might adversely impact the timing and amount of retail electric customer payments and might reduce transition charge collections, thereby limiting our ability to make scheduled payments on the transition bonds. Separately, the Texas Utility Commission might require changes to these practices. Any changes in billing and collection practices regulations might make it more difficult for the servicer to collect the transition charges and adversely affect the value of the transition bonds.

LIMITS ON RIGHTS TO TERMINATE SERVICE MIGHT MAKE IT MORE DIFFICULT TO COLLECT THE TRANSITION CHARGES.

     If the servicer is billing customers for transition charges, the servicer may terminate transmission and distribution service to the customer for non-payment of transition charges pursuant to the applicable rules of the Texas Utility Commission. Nonetheless, Texas statutory requirements and the rules and regulations of the Texas Utility Commission, which may change from time to time, regulate and control the right to disconnect service. For example, retail electric providers generally may not terminate service to a customer (1) on a holiday or weekend day or the day immediately preceding a holiday or weekend,
(2) during certain extreme weather conditions, (3) if such disconnection would cause a person to become seriously ill or more seriously ill, (4) if such customer is an energy assistance client under certain circumstances or (5) if the customer is a master-metered apartment complex unless certain notices are given. To the extent these retail electric customers do not pay for their electric service, retail electric providers will not be able to collect transition charges from these retail electric customers. Although retail electric providers have to pay the servicer the transition charges on behalf of those customers (subject to any charge-off allowance and reconciliation rights if non-paying customers make up a sufficiently large part of the retail electric providers customers), required service to non-paying customers could affect the ability of retail electric providers to make such payment.

FUTURE ADJUSTMENTS TO TRANSITION CHARGES BY CUSTOMER CLASS MIGHT RESULT IN INSUFFICIENT COLLECTIONS.

     The customers who pay transition charges are divided into customer classes. Transition charges are allocated among customer classes and assessed in accordance with the formula required under the Restructuring Act and specified in the financing order. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. If customers in a class fail to pay transition charges or cease to be customers, the servicer might have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. This effect might be more extreme in the case of the large industrial and the interruptible customer classes, which consist of a small number of large customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay the transition bonds.

RISKS ASSOCIATED WITH THE UNUSUAL NATURE OF THE TRANSITION PROPERTY

WE WILL NOT RECEIVE TRANSITION CHARGES IN RESPECT OF ELECTRIC SERVICE PROVIDED MORE THAN 15 YEARS FROM THE DATE OF ISSUANCE OF THE TRANSITION BONDS.

     CenterPoint Houston will not be entitled to charge transition charges for electricity delivered after the fifteenth anniversary of the issuance of the transition bonds. If transition charges collected for electricity delivered through the fifteenth anniversary of the transition bonds, or from any credit enhancement funds, are not sufficient to repay the transition bonds in full, no other funds will be available to pay the unpaid balance due on the transition bonds.

FORECLOSURE OF THE TRUSTEE'S LIEN ON THE TRANSITION PROPERTY MIGHT NOT BE PRACTICAL, AND ACCELERATION OF THE TRANSITION BONDS BEFORE MATURITY MIGHT HAVE LITTLE PRACTICAL EFFECT.

     Under the Restructuring Act and the indenture, the trustee or the bondholders have the right to foreclose or otherwise enforce the lien on the transition property securing the transition bonds. However, in the event of foreclosure, there is likely to be a limited market, if any, for the transition property. Therefore, foreclosure might not be a realistic or practical remedy. Moreover, although principal of the transition bonds will be due and payable upon acceleration of the transition bonds before maturity, the transition charges likely would not be accelerated and the nature of our business will result in principal of the transition bonds being paid as funds become available. If there is an acceleration of the transition bonds, all tranches of the transition bonds will be paid pro rata; therefore, some tranches might be paid earlier than expected and some tranches might be paid later than expected.

RISKS ASSOCIATED WITH POTENTIAL BANKRUPTCY PROCEEDINGS OF CENTERPOINT HOUSTON OR A SUCCESSOR SERVICER

THE SERVICER WILL COMMINGLE THE TRANSITION CHARGES WITH OTHER REVENUES IT COLLECTS, WHICH MIGHT OBSTRUCT ACCESS TO THE TRANSITION CHARGES IN CASE OF THE SERVICER'S BANKRUPTCY AND REDUCE THE VALUE OF THE TRANSITION BONDS.

     The servicer is required to remit collections to the trustee within two business days of receipt. The servicer does not segregate the transition charges from the other funds it collects from retail electric customers or retail electric providers or its general funds. The transition charges are segregated only when the servicer pays them to the trustee.

     Despite this requirement, the servicer might fail to pay the full amount of the transition charges to the trustee or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, might materially reduce the amount of transition charge collections available to make payments on the transition bonds.

     The Restructuring Act provides that our rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law does not recognize our right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, we would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payments of principal or interest, or losses, on the transition bonds and could materially reduce the value of the transition bonds, particularly if it occurred in the fifteenth year of the transition bonds after the completion of which no transition charges can be charged.

THE BANKRUPTCY OF CENTERPOINT HOUSTON, AS SELLER OF THE TRANSITION PROPERTY, MIGHT RESULT IN LOSSES OR DELAYS IN PAYMENTS ON THE TRANSITION BONDS.

     The Restructuring Act and the financing order provide that as a matter of Texas state law:

            - the rights and interests of a selling utility under a financing order, including the right to impose, collect and receive transition charges, are contract rights of the seller;

            - the seller may make a present transfer of its rights under a financing order, including the right to impose, collect and receive future transition charges that retail customers do not yet owe;

            - upon the transfer to us, the rights became transition property, and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred; and

            - a transfer of the transition property from the seller, or its affiliate, to us that expressly states the transfer is a sale or other absolute transfer is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

These provisions are important to maintaining payments on the transition bonds in accordance with their terms during any bankruptcy of CenterPoint Houston.

     A bankruptcy court generally follows state property law on issues such as those addressed by the state law provisions described above. However, a bankruptcy court does not follow state law if it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in a CenterPoint Houston bankruptcy refused to enforce one or more of the state property law provisions described above, the effect of this decision on beneficial owners of the transition bonds might be similar to the treatment they would receive in a CenterPoint Houston bankruptcy if the transition bonds had been issued directly by CenterPoint Houston. A decision by the bankruptcy court that, despite our separateness from CenterPoint Houston, our assets and liabilities and those of CenterPoint Houston should be consolidated would have a similar effect on bondholders.

     We have taken steps together with CenterPoint Houston, as seller of the transition property, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that our assets and liabilities be substantively consolidated with those of CenterPoint Houston or an affiliate. Nonetheless, these steps might not be completely effective, and thus if CenterPoint Houston or one of its affiliates were to become a debtor in a bankruptcy case, a court might order that our assets and liabilities be consolidated with those of CenterPoint Houston or such affiliate. This might cause material delays in payment of, or losses on, the transition bonds and might materially reduce the value of the transition bonds. For example:

            - without permission from the bankruptcy court, the trustee might be prevented from taking actions against CenterPoint Houston or recovering or using funds on behalf of bondholders or replacing CenterPoint Houston as the servicer;

            - the bankruptcy court might order the trustee to exchange the transition property for other property, of lower value;

            - tax or other government liens on CenterPoint Houston's property might have priority over the trustee's lien and might be paid from collected transition charges before payments on the transition bonds;

            - the trustee's lien might not be properly perfected in the collected transition property collections prior to or as of the date of CenterPoint Houston's bankruptcy, with the result that the transition bonds would represent only general unsecured claims against CenterPoint Houston;

            - the bankruptcy court might rule that neither our property interest nor the trustee's lien extends to transition charges in respect of electricity consumed after the commencement of CenterPoint Houston's bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against CenterPoint Houston;

            - we and CenterPoint Houston might be relieved of any obligation to make any payments on the transition bonds during the pendency of the bankruptcy case and might be relieved of any obligation to pay interest accruing after the commencement of the bankruptcy case;

            - CenterPoint Houston might be able to alter the terms of the transition bonds as part of its plan of reorganization;

            - the bankruptcy court might rule that the transition charges should be used to pay, or that we should be charged for, a portion of the cost of providing electric service; or

            - the bankruptcy court might rule that the remedy provisions of the transition property sale agreement are unenforceable, leaving us with an unsecured claim for actual damages against CenterPoint Houston that may be difficult to prove or, if proven, to collect in full.

     Furthermore, if CenterPoint Houston enters bankruptcy proceedings, it might be permitted to stop acting as servicer and it may be difficult to find a third party to act as servicer. The failure of the servicer to perform its duties or the inability to find a successor servicer might cause payment delays or losses on the transition bonds. Also, the mere fact of a servicer or seller bankruptcy proceeding might have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

THE SALE OF THE TRANSITION PROPERTY MIGHT BE CONSTRUED AS A FINANCING AND NOT A SALE IN A CASE OF CENTERPOINT HOUSTON'S BANKRUPTCY WHICH MIGHT DELAY OR LIMIT PAYMENTS ON THE TRANSITION BONDS.

     The Restructuring Act provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. We and CenterPoint Houston treated the transaction as a sale under applicable law, although for financial reporting and state income and franchise tax purposes the transaction was intended to be treated as a financing. In the event of a bankruptcy of CenterPoint Houston, a party in interest in the bankruptcy might assert that the sale of the transition property to us was a financing transaction and not a "sale or other absolute transfer" and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. If a court were to characterize the transaction as a financing, we expect that we would, on behalf of ourselves and the trustee, be treated as a secured creditor of CenterPoint Houston in the bankruptcy proceedings, although a court might determine that we only have an unsecured claim against CenterPoint Houston. See "--The servicer will commingle the transition charges with other revenues it collects, which might obstruct access to the transition charges in case of the servicer's bankruptcy and reduce the value of the transition bonds" above. Even if we had a security interest in the transition property, we would not likely have access to the related transition charge collections during the bankruptcy and would be subject to the risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment of the transition bonds might be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to us of the related transition charge collections and therefore the amount and timing of funds available to us to pay bondholders.

IF THE SERVICER ENTERS BANKRUPTCY PROCEEDINGS, THE COLLECTIONS OF THE TRANSITION CHARGES HELD BY THE SERVICER AS OF THE DATE OF BANKRUPTCY MIGHT CONSTITUTE PREFERENCES, WHICH MEANS THESE FUNDS MIGHT BE UNAVAILABLE TO PAY AMOUNTS OWING ON THE TRANSITION BONDS.

     In the event of a bankruptcy of the servicer, a party in interest might take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the servicing agreement or intercreditor agreement, constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a preexisting debt. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer may be considered an "insider" with any retail electric provider that is affiliated with us or the servicer. If the servicer or we are considered to be an "insider" of the retail electric provider, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the trustee would merely be an unsecured creditor of the servicer.

CLAIMS AGAINST CENTERPOINT HOUSTON MIGHT BE LIMITED IN THE EVENT OF ITS BANKRUPTCY.

     If CenterPoint Houston were to become a debtor in a bankruptcy case, claims, including indemnity claims, by us against it, as seller, under the transition property sale agreement and the other documents executed in connection with the transition property sale agreement would be unsecured claims and would be disposed of in the bankruptcy case. In addition, the bankruptcy court might estimate any contingent claims that we have against the seller and, if it determines that the contingency giving rise to these claims is unlikely to occur, estimate the claims at a lower amount. A party in interest in the bankruptcy of the seller might challenge the enforceability of the indemnity provisions in the transition property sale agreement. If a court were to hold that the indemnity provisions were unenforceable, we would be left with a claim for actual damages against the seller based on breach of contract principles, which would be subject to estimation and/or calculation by the court. We cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, we cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

THE BANKRUPTCY OF CENTERPOINT HOUSTON MIGHT LIMIT THE REMEDIES AVAILABLE TO THE TRUSTEE.

     Upon an event of default under the indenture, the Restructuring Act permits the trustee to enforce the security interest in the transition property in accordance with the terms of the indenture. In this capacity, the trustee is permitted to request the Texas Utility Commission or a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Texas Utility Commission or the Travis County, Texas district court would issue this order after a CenterPoint Houston bankruptcy in light of the automatic stay provisions of Section 362 of the United States Bankruptcy Code. In that event, the trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.

RISKS ASSOCIATED WITH POTENTIAL BANKRUPTCY PROCEEDINGS OF RETAIL ELECTRIC PROVIDERS

RETAIL ELECTRIC PROVIDERS MAY COMMINGLE THE TRANSITION CHARGES WITH OTHER REVENUES THEY COLLECT. THIS MAY CAUSE LOSSES ON OR REDUCE THE VALUE OF THE TRANSITION BONDS IN THE EVENT A RETAIL ELECTRIC PROVIDER ENTERS BANKRUPTCY PROCEEDINGS.

     A retail electric provider is not required to segregate from its general funds the transition charges it collects but is required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-offs, within 35 days of the billing by the servicer. A retail electric provider nevertheless might fail to remit the full amount of the transition charges owed to the servicer or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, might materially reduce the amount of transition charge collections available on the next payment date to make timely payments on the transition bonds.

     The Restructuring Act provides that our rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a retail electric provider, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the Restructuring Act and does not recognize our right to receive the collected transition charges that are commingled with other funds of a retail electric provider as of the date of bankruptcy. If so, the collections of the transition charges held by a retail electric provider as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, we would have only a general unsecured claim against the retail electric provider for those amounts. This decision might cause material delays in payments of principal or interest or losses on the transition bonds and could materially reduce the value of the transition bonds, particularly if it occurred in the fifteenth year of the transition bonds after the completion of which no transition charges can be charged.

IF A RETAIL ELECTRIC PROVIDER ENTERS BANKRUPTCY PROCEEDINGS, ANY CASH DEPOSIT OF THE RETAIL ELECTRIC PROVIDER HELD BY THE TRUSTEE MIGHT NOT BE AVAILABLE TO COVER AMOUNTS OWED BY THE RETAIL ELECTRIC PROVIDER.

     If a retail electric provider does not have the credit rating required by the financing order, it may nevertheless qualify to act as a retail electric provider if, among other alternatives, it provides a cash deposit equal to two months' maximum expected transition charge collections. That cash deposit will be held by the trustee under the indenture. However, it is unclear whether the Restructuring Act creates a lien on the cash deposit in favor of the trustee. If the retail electric provider becomes bankrupt, the trustee would be stayed from applying that cash deposit to cover amounts owed by the retail electric provider, and the trustee might be required to return that cash deposit to the retail electric provider's bankruptcy estate if the bankruptcy court determines there is no valid right of set-off or recoupment. In that case, the issuer might only have an unsecured claim for any amounts owed by the retail electric provider in the retail electric provider's bankruptcy proceedings. Two retail electric providers with which CenterPoint Houston has done business have filed for bankruptcy. CenterPoint Houston, as servicer under the transition bonds issued by Transition Bond Company I, was able to recover the full amount or a substantial majority of the transition charges relating to those transition bonds from cash deposits or a combination of cash deposits and payments from these retail electric providers, but there is no assurance that CenterPoint Houston will be able to recover such amounts from any bankrupt retail electric providers in the future.

IF A RETAIL ELECTRIC PROVIDER ENTERS BANKRUPTCY PROCEEDINGS, TRANSITION CHARGE PAYMENTS MADE BY THAT RETAIL ELECTRIC PROVIDER TO THE SERVICER MIGHT CONSTITUTE PREFERENCES, AND THE SERVICER MAY BE REQUIRED TO RETURN SUCH FUNDS TO THE BANKRUPTCY ESTATE OF THE RETAIL ELECTRIC PROVIDER.

     In the event of a bankruptcy of a retail electric provider, a party in interest might take the position that the remittance of funds by the retail electric provider to the servicer, pursuant to the financing order, prior to bankruptcy constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a preexisting debt. If a court were to hold that the remittance of funds constitutes preferences, any remittance of such funds made within 90 days of the filing of the bankruptcy petition might be avoidable, and the funds might be required to be returned to the bankruptcy estate of the retail electric provider by us or the servicer. To the extent that transition charges have been commingled with the general funds of the retail electric provider, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer might be considered an "insider" with any retail electric provider that is affiliated with us or the servicer. If the servicer or we are considered to be an "insider" of the retail electric provider, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the retail electric provider.

     Furthermore, the mere fact of a retail electric provider bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

OTHER RISKS ASSOCIATED WITH AN INVESTMENT IN THE TRANSITION BONDS

WE MAY INCUR EXPENSES IN EXCESS OF CAPS ON SUCH EXPENSES PROVIDED IN THE FINANCING ORDER.

     Under the financing order, transition charges may not be imposed for certain of our ongoing expenses to the extent they exceed caps provided in the financing order for such amounts. In addition, our other assets, substantially all of which are pledged to the trustee under the indenture, may not be used by the trustee to pay such excess amounts. Examples of these caps include payment of specified fees and expenses of the trustee and the servicer and other specified operating expenses. We cannot be sure that we will not incur expenses for these purposes in excess of the cap levels and, if this were to occur, we would not have funds to make payments for these excess amounts. Creditors of ours which are owed these amounts and not paid may obtain judgment liens against our assets or seek to place us in bankruptcy.

CENTERPOINT HOUSTON'S INDEMNIFICATION OBLIGATIONS UNDER THE TRANSITION PROPERTY SALE AND SERVICING AGREEMENTS ARE LIMITED AND MIGHT NOT BE SUFFICIENT TO PROTECT THE VALUE OF THE TRANSITION BONDS.

     CenterPoint Houston is obligated under the transition property sale agreement to indemnify us and the trustee, for itself and on behalf of the bondholders, only in specified circumstances and will not be obligated to repurchase the transition property in the event of a breach of any of its representations, warranties or covenants regarding the transition property. Similarly, CenterPoint Houston is obligated under the transition property servicing agreement to indemnify us, the trustee, for itself and on behalf of the bondholders, and the Texas Utility Commission only in specified circumstances.

     Neither the trustee nor the bondholders have the right to accelerate payments on the transition bonds as a result of a breach under the transition property sale agreement or the transition property servicing agreement, absent an event of default under the indenture. Furthermore, CenterPoint Houston might not have sufficient funds available to satisfy its indemnification obligations under these agreements, and the amount of any indemnification paid by CenterPoint Houston might not be sufficient for bondholders to recover all of their investment in the transition bonds. In addition, if CenterPoint Houston becomes obligated to indemnify bondholders, the ratings on the transition bonds will likely be downgraded as a result of the circumstances causing the breach and the fact that bondholders will be unsecured creditors of CenterPoint Houston with respect to any of these indemnification amounts.

CENTERPOINT HOUSTON'S RATINGS MIGHT AFFECT THE MARKET VALUE OF THE TRANSITION BONDS.

     A downgrading of the credit ratings on the debt of CenterPoint Houston might have an adverse effect on the market value of the transition bonds.

TECHNOLOGICAL CHANGE MIGHT MAKE ALTERNATIVE ENERGY SOURCES MORE ATTRACTIVE IN THE FUTURE.

     Technological developments might result in the introduction of economically attractive alternatives to purchasing electricity through CenterPoint Houston's distribution facilities for increasing numbers of retail customers. Manufacturers of self-generation facilities may develop smaller-scale, more fuel-efficient generating units that can be cost-effective options for a greater number of retail customers. Electric customers within CenterPoint Houston's service territory whose load is served by an on-site power production facility with a rated capacity of 10 megawatts or less are not required to pay transition charges under the Restructuring Act except for transition charges associated with services actually provided by the transmission and distribution utility. Technological developments might allow greater numbers of retail customers to avoid transition charges under such provisions, which may reduce the total number of retail customers from which transition charges will be collected.

BONDHOLDERS MIGHT RECEIVE PRINCIPAL PAYMENTS ON THE TRANSITION BONDS LATER THAN EXPECTED.

     The amount and the rate of collection of the transition charges, together with the related transition charge adjustments, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If the servicer collects the transition charges at a slower rate than expected from any retail electric provider, it might have to request adjustments of the transition charges. If those adjustments are not timely and accurate, bondholders might experience a delay in payments of principal and interest and a decrease in the value of the transition bonds.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     We have no material physical properties. Our primary asset is the transition property described above in Item 1. "Business - Transition Property."

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to Instruction I of Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Sale of Unregistered Securities. There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Houston. We were formed by CenterPoint Houston in December 2004. CenterPoint Houston's acquisition of our membership interests at our formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. We have made no other sales of unregistered securities.

     Restricted Payments. The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture. As of December 31, 2005, we had not made any distributions to our sole member.

     Bondholders. As of December 31, 2005, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company. The transition bonds are not listed on any national securities exchange.

     Use of Proceeds. Our Registration Statement on Form S-3, as amended (Registration No. 333-121505), registering $1.857 billion aggregate principal amount of transition bonds was declared effective in September 2005. Transition bonds in the aggregate principal amount of $1.851 billion were issued in multiple tranches in December 2005. Lehman Brothers, Credit Suisse First Boston and RBS Greenwich Capital were the lead underwriters of the public offering of the transition bonds.

     The amount of each tranche of transition bonds sold and the respective interest rates are shown below:

                                        Interest
        Tranche                           Rate     Principal Amount
       -----------                      --------   ----------------
       Tranche A-1                        4.84%     $  250,000,000
       Tranche A-2                        4.97%        368,000,000
       Tranche A-3                        5.09%        252,000,000
       Tranche A-4                        5.17%        519,000,000
       Tranche A-5                       5.302%        462,000,000
                                                    --------------
                                                    $1,851,000,000
                                                    ==============

     The total amount of underwriting discounts and commissions in connection with the issuance and distribution of the transition bonds was approximately $7 million. After deducting the foregoing expenses, net proceeds to us (before deduction of expenses estimated to be approximately $5 million) of $1.84 billion were used to purchase the transition property from CenterPoint Houston. No expenses were paid either directly or indirectly to our managers or affiliates during this period except for the reimbursement of costs of issuing the transition bonds. We paid CenterPoint Houston $1.84 billion for all of CenterPoint Houston's rights and interest in the transition property.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following is an analysis of our consolidated results of operations in an abbreviated format pursuant to Instruction I of Form 10-K. This analysis should be read in combination with our financial statements included in Item 8 of this Form 10-K.

     As discussed above under "Business" in Item 1, we are a Delaware limited liability company established in December 2004 for limited purposes. As discussed above under "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Item 5, we issued $1.851 billion aggregate principal amount of transition bonds on December 16, 2005 and used the net proceeds to purchase the transition property from CenterPoint Houston. As we are restricted by our organizational documents from engaging in activities other than those described above under "Business" in Item 1, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the period December 16, 2005 (date of initial operations) through December 31, 2005, revenue from transition charges was $6.9 million and interest expense related to interest on the transition bonds was $3.9 million.

     We will use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) interest expense on the transition bonds, (2) the principal amount of the transition bonds and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us.

     The transition charges are reviewed and adjusted at least annually by the Texas Utility Commission, and semi-annually as necessary, to ensure the expected recovery of amounts sufficient to timely provide payment of principal and interest on the transition bonds.

     Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds. Funds for payments depend on the transition property and the right to collect the transition charges over a period that Texas law limits to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston's service territory and our ability to collect transition charges from retail electric providers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2005, we had outstanding fixed-rate debt aggregating $1.851 billion in principal amount and having a fair value of $1.83 billion. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $81 million if interest rates were to decline by 10% from their levels at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Transition Bond Company II, LLC
Houston, Texas

We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company II, LLC (the Company) as of December 31, 2004 and 2005, and the related statements of income and changes in member's equity for the period from December 16, 2005 (date of initial operations) through December 31, 2005 and statements of cash flows for the period from December 3, 2004 (inception) to December 31, 2004 and the period from December 16, 2005 (date of initial operations) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company II, LLC at December 31, 2004 and 2005, and the results of their operations for the period from December 16, 2005 (date of initial operations) through December 31, 2005 and their cash flows for the period from December 3, 2004 (inception) to December 31, 2004 and the period from December 16, 2005 (date of initial operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2006

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                              STATEMENTS OF INCOME
                   AND CHANGES IN MEMBER'S EQUITY (see Note 1)

                                              DECEMBER 16, 2005
                                              (DATE OF INITIAL
                                             OPERATIONS) THROUGH
                                              DECEMBER 31, 2005
                                             -------------------
                                                (IN THOUSANDS)
REVENUES:
   Transition charge revenue ..............         $6,931
                                                    ------
      Total operating revenues ............          6,931
                                                    ------

EXPENSES:
   Interest expense .......................          3,939
   Amortization of transition property ....          2,855
   Amortization of transition bond discount
      and issuance costs ..................             94
   Administrative and general expenses ....             43
                                                    ------
      Total operating expenses ............          6,931
                                                    ------

NET INCOME ................................             --
MEMBER'S EQUITY AT BEGINNING OF THE YEAR ..              1
CONTRIBUTED CAPITAL .......................          9,255
                                                    ------
MEMBER'S EQUITY AT THE END OF THE YEAR ....         $9,256
                                                    ======

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                            BALANCE SHEETS (see Note 1)

                                                        DECEMBER 31,
                                                     -----------------
                                                     2004      2005
                                                     ----   ----------
                                                       (IN THOUSANDS)
                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................    $ 1   $    1,461
   Restricted funds ..............................     --        9,255
   Transition charge receivable ..................     --        6,931
                                                      ---   ----------
         Current Assets ..........................      1       17,647

   Intangible transition property ................     --    1,835,136
   Unamortized debt issuance costs ...............     --       12,603
                                                      ---   ----------
         Total Assets ............................    $ 1   $1,865,386
                                                      ===   ==========

       LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .............    $--   $   18,565
   Accrued interest ..............................     --        3,939
   Fees payable to servicer ......................     --           43
   Other .........................................     --        1,460
                                                      ---   ----------
      Current Liabilities ........................     --       24,007

   Long-term debt:
      Transition bonds, net of unamortized
         discount of $0.3 million ................     --    1,832,123
                                                      ---   ----------
         Total Liabilities .......................     --    1,856,130
                                                      ---   ----------

MEMBER'S EQUITY:
   Contributed capital ...........................      1        9,256
   Retained earnings .............................     --           --
                                                      ---   ----------
         Total Member's Equity ...................      1        9,256
                                                      ---   ----------
         Total Liabilities and Member's Equity ...    $ 1   $1,865,386
                                                      ===   ==========

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                     STATEMENTS OF CASH FLOWS (see Note 1)



                                                                             DECEMBER 16, 2005
                                                         DECEMBER 3, 2004    (DATE OF INITIAL
                                                          (INCEPTION) TO    OPERATIONS) THROUGH
                                                        DECEMBER 31, 2004    DECEMBER 31, 2005
                                                        -----------------   -------------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................          $--             $        --
   Adjustment for non-cash items:
      Amortization of transition bond discount
         and issuance costs .........................           --                      94
      Amortization of transition property ...........           --                   2,855
   Changes in other assets and liabilities:
      Transition charge receivable ..................           --                  (6,931)
      Other current liabilities .....................           --                   1,460
      Accrued interest ..............................           --                   3,939
      Customer deposits .............................           --                      --
      Fees payable to servicer ......................           --                      43
                                                               ---             -----------
         Net cash provided by operating activities ..           --                   1,460
                                                               ---             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of transition property ...............           --              (1,837,991)
      Restricted funds ..............................           --                  (9,255)
                                                               ---             -----------
         Net cash used in investing activities ......           --              (1,847,246)
                                                               ---             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of transition bonds,
         net of issuance costs and original issue
         discount of $13 million ....................           --               1,837,991
      Equity contribution from member ...............            1                   9,255
                                                               ---             -----------
         Net cash provided by financing activities ..            1               1,847,246
                                                               ---             -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........            1                   1,460
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........           --                       1
                                                               ---             -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...............          $ 1             $     1,461
                                                               ===             ===========

                 See Notes to the Company's Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                          NOTES TO FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     CenterPoint Energy Transition Bond Company II, LLC (the Company) is a special purpose Delaware limited liability company, whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

     The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Texas Utility Commission to conduct a "true-up" proceeding to determine CenterPoint Houston's stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for recovery of certain of those costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility's geographical certificated service area as it existed on May 1, 1999. The Texas electric restructuring law authorizes the Public Utility Commission of Texas (Texas Utility Commission) to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the financing order constitute "transition property." The Texas Utility Commission issued a financing order to CenterPoint Houston on March 16, 2005 that authorized CenterPoint Houston to cause the Company to issue transition bonds in an aggregate principal amount not to exceed $1.5 billion plus (a) the amount of excess mitigation credits provided by CenterPoint Houston after August 31, 2004 through the date of issuance of the transition bonds or the date of the termination of such excess mitigation credits, whichever is earlier, (b) interest on stranded costs accrued after August 31, 2004 through the date of issuance of the transition bonds, and (c) up-front qualified costs as set forth in the financing order. The excess mitigation credits were terminated as of April 29, 2005. The Company registered $1.857 billion aggregate principal amount of transition bonds under the Securities Act of 1933 pursuant to a registration statement on Form S-3 (registration file no. 333-121505). The Securities and Exchange Commission (SEC) declared this registration statement effective in September 2005. On December 16, 2005, the Company issued $1.851 billion in transition bonds with interest rates ranging from 4.84 percent to 5.302 percent and final maturity dates ranging from February 2011 to August 2020. For additional information relating to the transition bonds, see Note 3.

     The Company was organized on December 3, 2004 under the laws of the State of Delaware for the sole purpose of issuing transition bonds, using proceeds therefrom to acquire transition property from CenterPoint Houston, holding the transition property and taking certain other actions related thereto. The Company had no operations or financial activity during the period from December 3, 2004 (date of inception) to December 16, 2005 (date of initial operations).

The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from CenterPoint Houston, and the Company's organizational documents require it to operate in a manner designed to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding. CenterPoint Houston is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of CenterPoint Houston or any of its affiliates.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REGULATION AND REGULATORY ASSETS AND LIABILITIES. The Company's business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). This accounting standard recognizes the cost based rate making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company's purpose is to purchase the transition property, issue one or more series of transition bonds secured by the transition property and perform any activity incidental thereto. The transition charges are designed to provide the necessary revenues to timely provide payment of principal and interest on the transition bonds. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the transition charges are set at levels that will recover an entity's costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and applies the provisions of SFAS No. 71 to its business.

     CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. Deutsche Bank Trust Company Americas, as the trustee's administrative agent, has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges remitted to the trustee's administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a zero balance at December 31, 2005.

     - The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a zero balance at December 31, 2005.

     - The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee's administrative agent will draw on amounts in the Capital Subaccount. As of December 31, 2005, the Capital Subaccount had a balance of $9.3 million and is classified as Restricted Funds in the Balance Sheets.

     DEBT ISSUANCE COSTS. The costs associated with the issuance of the transition bonds are capitalized and are being amortized over the life of the transition bonds utilizing the effective interest method.

     TRANSITION CHARGES. Pursuant to the financing order, CenterPoint Houston, as servicer, implemented the non-bypassable transition charge on behalf of the Company. The Company records revenue for transition charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

     AMORTIZATION. The transition property was recorded at acquired cost and is being amortized over thirteen years, the life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds, limits the terms of the transition bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually, and semi-annually as necessary, by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

     INCOME TAXES. The Company is organized as a single member limited liability company and will not be subject to United States federal income tax as an entity separate from CenterPoint Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that
(i) the Company's receipt of the transition property, (ii) the Company's receipt of the transition charges and (iii) the Company's short-term earnings from investment of the transition charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income or Texas franchise taxes.

(3)  LONG-TERM DEBT

     On December 9, 2005, the Company entered into an underwriting agreement with several underwriters, for whom Lehman Brothers Inc., Credit Suisse First Boston LLC and Greenwich Capital Markets, Inc. acted as representatives. Pursuant to the underwriting agreement, the Company agreed to sell to the underwriters, and the underwriters severally agreed to purchase $1.85 billion aggregate principal amount of the transition bonds. On December 16, 2005, the Company amended and restated its limited liability company agreement, entered into the agreements described in Note 4 as well as the indenture and other documents related to the issuance of the transition bonds, and issued $1.851 billion aggregate principal amount of its transition bonds pursuant to the financing order. Net proceeds to the Company from the issuance after payment of all allowed costs of issuance payable from transition bond proceeds were $1.84 billion. The Company paid CenterPoint Houston $1.84 billion for all of CenterPoint Houston's interest in the transition property.

     The transition bonds are secured primarily by the transition property, which includes the irrevocable right to recover, through non-bypassable transition charges payable by certain retail electric customers, the qualified costs of CenterPoint Houston authorized by the financing order. The holders of the transition bonds have no recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the Company and in an intercreditor agreement among CenterPoint Houston, the Company and other parties.

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston's service territory. The servicer deposits transition charge collections into the General Subaccount maintained by the trustee's administrative agent.

     Debt service payments on the transition bonds are due semi-annually and are paid from funds deposited daily with the administrative agent for the transition bonds, and by CenterPoint Houston as servicer of the transition property. Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at December 31, 2005, are as follows:

               Scheduled                             Interest       Amount
Tranche   Final Payment Date   Final Maturity Date     Rate     (in millions)
-------   ------------------   -------------------   --------   -------------
  A-1      February 1, 2009      February 1, 2011      4.84%       $  250
  A-2       August 1, 2012        August 1, 2014       4.97%          368
  A-3      February 1, 2014       August 1, 2015       5.09%          252
  A-4       August 1, 2017        August 1, 2019       5.17%          519
  A-5       August 1, 2019        August 1, 2020      5.302%          462
                                                                   ------
                                                                    1,851
Less: Current Maturities (scheduled payments)................         (19)
                                                                   ------
Total Long-Term Debt, net....................................      $1,832
                                                                   ======

     Scheduled principal payments through 2010 for the transition bonds outstanding at December 31, 2005 are as follows: 2006 - $19 million, 2007 - $87 million, 2008 - $94 million, 2009 - $102 million and 2010 - $110 million.

     The estimated fair value of the transition bonds at December 31, 2005 was $1.83 billion.

(4)  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under a sale agreement between the Company and CenterPoint Houston dated December 16, 2005, CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston, as servicer, will manage, service, administer and make collections in respect of the transition property. The servicer's duties include calculating and billing transition charges, obtaining meter reads, collecting the transition charges, remitting the transition charges to the trustee's administrative agent for the transition bonds and petitioning the Texas Utility Commission for adjustments to the transition charges as necessary. CenterPoint Houston's annual servicing fee will be 0.05% of the aggregate initial principal amount of the transition bonds. CenterPoint Houston as servicer agrees to indemnify the Company and the trustee of the transition bonds, for itself and on behalf of the bondholders, for the servicer's willful misconduct, bad faith or negligence in the performance of, or reckless disregard of, its duties and for breaches of its representations, warranties and covenants in this agreement. The Company recorded administrative and servicing fees of $.04 million in 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to Instruction I of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     YEAR ENDED
                                 DECEMBER 31, 2005
                                 -----------------
Audit fees ..................      $       15,000
Audit-related fees(1) .......              12,000
                                   --------------
  Total audit and
   audit-related fees .......              27,000
Tax fees ....................                  --
All other fees ..............                  --
                                   --------------
   Total fees ...............      $       27,000
                                   ==============

-----------
(1) Agreed upon procedures related to securitization financing.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

          1.   Financial Statements.
                    Report of Independent Registered Public Accounting Firm Statements of Income and Changes in Member's Equity Balance Sheets
                    Statements of Cash Flows
                    Notes to Financial Statements

          2.   Financial Statement Schedules.
                    None.

          3.   Exhibits.
                    See the Index to Exhibits which appears following the signature page to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of March, 2006.

                                        CENTERPOINT ENERGY TRANSITION BOND
                                        COMPANY II, LLC (Registrant)


                                        By: /s/ Marc Kilbride
                                            ------------------------------------
                                            Marc Kilbride
                                            Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2006.

            SIGNATURE                                 TITLE
            ---------                                 -----


/s/ Gary L. Whitlock                    President and Manager
-------------------------------------   (Principal Executive Officer)
(Gary L. Whitlock)


/s/ Marc Kilbride                       Vice President, Treasurer and Manager
-------------------------------------   (Principal Financial Officer)
(Marc Kilbride)


/s/ James S. Brian                      Manager
-------------------------------------   (Principal Accounting Officer)
(James S. Brian)


/s/ Bernard J. Angelo                   Manager
-------------------------------------
(Bernard J. Angelo)


/s/ Andrew L. Stidd                     Manager
-------------------------------------
(Andrew L. Stidd)

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

                                INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                Report or Registration          SEC File or
Exhibit Number               Description             Statement              Registration Number   Exhibit References
----------------------- ---------------------   ----------------------      -------------------   ------------------
4.1                     Limited Liability       Amendment No. 1 to          333-121505            3.2
                        Company Agreement of    the Company's
                        CenterPoint Energy      Registration
                        Transition Bond         Statement on Form
                        Company II, LLC         S-3 filed with the
                                                SEC on September
                                                12, 2005

4.2                     Certificate of          Amendment No. 1 to          333-121505            3.1
                        Formation of            the Company's
                        CenterPoint Energy      Registration
                        Transition Bond         Statement on Form
                        Company II, LLC         S-3 filed with the
                                                SEC on September
                                                12, 2005

4.3                     Amended and Restated    Current Report on           333-121505            3.1
                        Certificate of          Form 8-K filed with
                        Formation of            the SEC on December
                        CenterPoint Energy      16, 2005
                        Transition Bond
                        Company II, LLC

4.4                     Amended and Restated    Current Report on           333-121505            3.2
                        Limited Liability       Form 8-K filed with
                        Company Agreement of    the SEC on December
                        CenterPoint Energy      16, 2005
                        Transition Bond
                        Company II, LLC

4.5                     Indenture dated as of   Current Report on           333-121505            4.1
                        December 16, 2005       Form 8-K filed with
                                                the SEC on December
                                                16, 2005

4.6                     First Supplemental      Current Report on           333-121505            4.3
                        Indenture relating to   Form 8-K filed with
                        the transition bonds    the SEC on December
                        dated as of December    16, 2005
                        16, 2005

4.7                     Form of the             Current Report on           333-121505            4.2
                        transition bonds        Form 8-K filed with
                        (included in Exhibit    the SEC on December
                        4.5)                    16, 2005

10.1                    Transition Property     Current Report on           333-121505            10.1
                        Sale Agreement          Form 8-K filed with
                                                the SEC on December
                                                16, 2005

10.2                    Transition Property     Current Report on           333-121505            10.2
                        Servicing Agreement     Form 8-K filed with
                                                the SEC on December
                                                16, 2005

10.3                    Administration          Current Report on           333-121505            10.3
                        Agreement               Form 8-K filed with
                                                the SEC on December
                                                16, 2005

+31.1                   Section 302
                        Certification of Gary
                        L. Whitlock

+31.2                   Section 302
                        Certification of Marc
                        Kilbride

+32.1                   Section 906
                        Certification of Gary
                        L. Whitlock

+32.2                   Section 906
                        Certification of Marc
                        Kilbride

99.1                    Application for the     Amendment No. 1 to          333-121505            99.1
                        Financing Order         the Company's
                                                Registration
                                                Statement on Form
                                                S-3 filed with the
                                                SEC on September
                                                12, 2005

99.2                    Financing Order         Amendment No. 1 to          333-121505            99.2
                                                the Company's
                                                Registration
                                                Statement on Form
                                                S-3 filed with the
                                                SEC on September
                                                12, 2005

99.3                    State of Texas          Amendment No. 1 to          333-121505            99.3
                        Comptroller of Public   the Company's
                        Accounts rulings        Registration
                        relating to the         Statement on Form
                        transition bonds        S-3 filed with the
                                                SEC on September 12, 2005