Form 10-Q
period 2006-03-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2006-05-12
CIK 1310914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 1, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements.......................................   1
            Statements of Income and Changes in Member's Equity
               Three Months Ended March 31, 2006 (unaudited)................   1
            Balance Sheets
               December 31, 2005 and March 31, 2006 (unaudited).............   2
            Statements of Cash Flows
              Three Months Ended March 31, 2005 and 2006 (unaudited)........   3
            Notes to Unaudited Financial Statements.........................   4
         Item 2. Management's Narrative Analysis of Results of Operations...   7
         Item 4. Controls and Procedures....................................   7

PART II. OTHER INFORMATION
         Item 1A. Risk Factors..............................................   8
         Item 6.  Exhibits..................................................   8

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

     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

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

     - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston's service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

     - other factors we discuss in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                              STATEMENTS OF INCOME
                  AND CHANGES IN MEMBER'S EQUITY (See Note 1)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2006
                                                                     --------------
                                                                     (IN THOUSANDS)
REVENUES:
   Transition charge revenue .....................................       $38,117
   Investment income .............................................           191
                                                                         -------
      Total operating revenues ...................................        38,308
                                                                         -------

EXPENSES:
   Interest expense ..............................................        23,636
   Amortization of transition property ...........................        13,570
   Amortization of transition bond discount and issuance costs ...           563
   Administrative and general expenses ...........................           539
                                                                         -------
      Total operating expenses ...................................        38,308
                                                                         -------

NET INCOME .......................................................            --

MEMBER'S EQUITY AT BEGINNING OF PERIOD ...........................         9,256

CONTRIBUTED CAPITAL ..............................................            --
                                                                         -------
MEMBER'S EQUITY AT END OF PERIOD  ................................       $ 9,256
                                                                         =======

            See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                          DECEMBER 31,    MARCH 31,
                                                                             2005           2006
                                                                          ------------   ----------
                                                                                (IN THOUSANDS)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ..........................................    $    1,461    $   22,955
   Restricted funds ...................................................         9,255        16,121
   Transition charge receivable .......................................         6,931        22,596
                                                                           ----------    ----------
      Current Assets ..................................................        17,647        61,672

   Intangible transition property .....................................     1,835,136     1,821,566
   Unamortized debt issuance costs ....................................        12,603        12,056
                                                                           ----------    ----------
      Total Assets ....................................................    $1,865,386    $1,895,294
                                                                           ==========    ==========

                    LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt ..................................    $   18,565    $   70,091
   Accrued interest ...................................................         3,939        27,575
   Customer deposits ..................................................            --         6,754
   Fees payable to servicer ...........................................            43         1,005
   Other ..............................................................         1,460            --
                                                                           ----------    ----------
      Current Liabilities .............................................        24,007       105,425

   Long-term debt:
      Transition bonds, net of unamortized discount of $0.3 million ...     1,832,123     1,780,613
                                                                           ----------    ----------
      Total Liabilities ...............................................     1,856,130     1,886,038
                                                                           ----------    ----------

MEMBER'S EQUITY:
   Contributed capital ................................................         9,256         9,256
   Retained earnings ..................................................            --            --
                                                                           ----------    ----------
      Total Member's Equity ...........................................         9,256         9,256
                                                                           ----------    ----------
      Total Liabilities and Member's Equity ...........................    $1,865,386    $1,895,294
                                                                           ==========    ==========

            See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                        ---------------
                                                                        2005     2006
                                                                        ----   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................    $--   $     --
   Adjustments for non-cash items:
      Amortization of transition bond discount and issuance costs ...     --        563
      Amortization of transition property ...........................     --     13,570

   Changes in other assets and liabilities:
      Transition charge receivable ..................................     --    (15,665)
      Other current liabilities .....................................     --     (1,460)
      Accrued interest ..............................................     --     23,636
      Customer deposits .............................................     --      6,754
      Fees payable to servicer ......................................     --        962
                                                                         ---   --------
         Net cash provided by operating activities ..................     --     28,360
                                                                         ---   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted funds .................................................     --     (6,866)
                                                                         ---   --------
         Net cash used in investing activities ......................     --     (6,866)
                                                                         ---   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net cash provided by financing activities ...................    --         --
                                                                         ---   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     --     21,494

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      1      1,461
                                                                         ---   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................    $ 1   $ 22,955
                                                                         ===   ========

                 See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                          NOTES TO FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company II, LLC (the Company) are the Company's interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Background. The Company is a special purpose Delaware limited liability company, whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.

     The Company was organized on December 3, 2004 and had no operations or financial activity during the period from December 3, 2004 (date of inception) to December 16, 2005 (date of initial operations).

     Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, seasonal variations in energy consumption.

     Amoritization. The transition property was recorded at acquired cost and is being amortized over twelve years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order, which authorized the imposition of the transition charges and the issuance of the transition bonds, limits the terms of the transition bonds to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," amortization is adjusted for over/under collection of transition charges. The transition charges will be reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the Trustee) during each month from the date of issuance of the transition bonds through March 31, 2006 (in thousands):

             2006
           -------
January    $   402
February     8,525
March       13,257

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee's administrative agent has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges remitted to the trustee's administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $22.3 million at March 31, 2006.

     - The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a zero balance at March 31, 2006.

     - The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee's administrative agent will draw on amounts in the Capital Subaccount. As of March 31, 2006, the Capital Subaccount had a balance of $9.4 million and is classified as Restricted Funds in the Balance Sheets.

     - As of March 31, 2006, cash deposits provided by retail electric providers totaled $6.8 million and are classified as Restricted Funds in the Balance Sheets.

(4)  LONG-TERM DEBT

     Beginning August 1, 2006, principal and interest payments on the transition bonds will be made semi-annually on February 1 and August 1 of each year and will be paid from funds deposited daily with the trustee by CenterPoint Houston as servicer of the transition property.

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston's service territory. The servicer deposits transition charge collections into the General Subaccount maintained by the trustee's administrative agent.

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million for the three months ended March 31, 2006.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At March 31, 2006, subsidiaries of RRI had letters of credit aggregating approximately $21 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.

     We are a Delaware limited liability company established in December 2004 for limited purposes. We issued $1.851 billion aggregate principal amount of transition bonds on December 16, 2005 and used the net proceeds to purchase the transition property from CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under "Business" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, income statement effects are limited primarily to income generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income.

     For the three months ended March 31, 2006, revenue from transition charges was $38.1 million and investment income was $0.2 million. Interest expense of $23.6 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.5 million for the three months ended March 31, 2006.

     We will use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) expected principal payments and interest expense on the transition bonds, (2) amortization of the transition property, debt issuance expenses and the discount on the transition bonds and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us.

     The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas, and semi-annually as necessary, to ensure the expected recovery of amounts sufficient to timely provide payment of principal and interest on the transition bonds.

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

     In all material respects, each significant retail electric provider (i) has been billed in accordance with the applicable financing order of the Texas Utility Commission, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

                                         Report or
                                         Registration          SEC File or
Exhibit Number   Description             Statement             Registration Number   Exhibit References
--------------   ---------------------   -------------------   -------------------   ------------------
4.1              Amended and Restated    Current Report on     333-121505            3.1
                 Certificate of          Form 8-K filed with
                 Formation of            the SEC on December
                 CenterPoint Energy      16, 2005
                 Transition Bond
                 Company II, LLC

4.2              Amended and Restated    Current Report on     333-121505            3.2
                 Limited Liability       Form 8-K filed with
                 Company Agreement of    the SEC on December
                 CenterPoint Energy      16, 2005
                 Transition Bond
                 Company II, LLC

+31.1            Section 302
                 Certification of
                 Gary L. Whitlock

+31.2            Section 302
                 Certification of
                 Marc Kilbride

+32.1            Section 906
                 Certification of
                 Gary L. Whitlock

+32.2            Section 906
                 Certification of
                 Marc Kilbride

+99.1            Items incorporated
                 by reference from
                 the CenterPoint
                 Energy Transition
                 Bond Company II, LLC
                 Form 10-K. Item 1A
                 "Risk Factors."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY TRANSITION BOND
                                        COMPANY II, LLC


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and
                                            Chief Accounting Officer

Date: May 12, 2006

                               INDEX TO EXHIBITS

                                         Report or
                                         Registration          SEC File or
Exhibit Number   Description             Statement             Registration Number   Exhibit References
--------------   ---------------------   -------------------   -------------------   ------------------
4.1              Amended and Restated    Current Report on     333-121505            3.1
                 Certificate of          Form 8-K filed with
                 Formation of            the SEC on December
                 CenterPoint Energy      16, 2005
                 Transition Bond
                 Company II, LLC

4.2              Amended and Restated    Current Report on     333-121505            3.2
                 Limited Liability       Form 8-K filed with
                 Company Agreement of    the SEC on December
                 CenterPoint Energy      16, 2005
                 Transition Bond
                 Company II, LLC

+31.1            Section 302
                 Certification of
                 Gary L. Whitlock

+31.2            Section 302
                 Certification of
                 Marc Kilbride

+32.1            Section 906
                 Certification of
                 Gary L. Whitlock

+32.2            Section 906
                 Certification of
                 Marc Kilbride

+99.1            Items incorporated
                 by reference from
                 the CenterPoint
                 Energy Transition
                 Bond Company IL,
                 Form 10-K. Item 1A
                 "Risk Factors."