Form 10-Q
period 2006-06-30
CenterPoint Energy Transition Bond CO II, LLC
filed 2006-08-10
CIK 1310914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-121505

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       59-3790472
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

    1111 LOUISIANA, SUITE 4655B
       HOUSTON, TEXAS 77002                               (713) 207-5222
(Address and zip code of principal               (Registrant's telephone number,
        executive offices)                             including area code)

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

     As of August 1, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................   1
            Statements of Income and Changes in Member's Equity
               Three Months and Six Months Ended June 30, 2006 (unaudited)..   1
            Balance Sheets
               December 31, 2005 and June 30, 2006 (unaudited)..............   2
            Statements of Cash Flows
               Six Months Ended June 30, 2005 and 2006 (unaudited)..........   3
            Notes to Unaudited Financial Statements.........................   4
   Item 2.  Management's Narrative Analysis of Results of Operations........   7
   Item 4.  Controls and Procedures.........................................   7

PART II. OTHER INFORMATION

   Item 1A. Risk Factors ...................................................   8
   Item 6.  Exhibits .......................................................   8

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                              STATEMENTS OF INCOME
                   AND CHANGES IN MEMBER'S EQUITY (SEE NOTE 1)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                      JUNE 30, 2006        JUNE 30, 2006
                                                                    ------------------   ----------------
                                                                                (IN THOUSANDS)
REVENUES:
   Transition charge revenue ....................................         $49,604             $87,721
   Investment income ............................................             631                 822
                                                                          -------             -------
      Total operating revenues ..................................          50,235              88,543
                                                                          -------             -------
EXPENSES:
   Interest expense .............................................          23,636              47,272
   Amortization of transition property ..........................          25,374              38,944
   Amortization of transition bond discount and issuance costs ..             560               1,123
   Administrative and general expenses ..........................             665               1,204
                                                                          -------             -------
      Total operating expenses ..................................          50,235              88,543
                                                                          -------             -------
NET INCOME ......................................................              --                  --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ..........................           9,256               9,256
CONTRIBUTED CAPITAL .............................................              --                  --
                                                                          -------             -------
MEMBER'S EQUITY AT END OF PERIOD ................................         $ 9,256             $ 9,256
                                                                          =======             =======

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                         DECEMBER 31,    JUNE 30,
                                                                             2005          2006
                                                                         ------------   ----------
                                                                               (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................................    $    1,461    $   64,617
   Restricted funds ..................................................         9,255        15,592
   Transition charge receivable ......................................         6,931        30,659
                                                                          ----------    ----------
         Current Assets ..............................................        17,647       110,868

   Intangible transition property ....................................     1,835,136     1,796,192
   Unamortized debt issuance costs ...................................        12,603        11,508
                                                                          ----------    ----------
         Total Assets ................................................    $1,865,386    $1,918,568
                                                                          ==========    ==========

                         LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .................................    $   18,565    $   70,091
   Accrued interest ..................................................         3,939        51,211
   Customer deposits .................................................            --         6,113
   Fees payable to servicer ..........................................            43         1,272
   Other .............................................................         1,460            --
                                                                          ----------    ----------
         Current Liabilities .........................................        24,007       128,687

   Long-term debt:
      Transition bonds, net of unamortized discount of $0.3 million ..     1,832,123     1,780,625
                                                                          ----------    ----------
         Total Liabilities ...........................................     1,856,130     1,909,312
                                                                          ----------    ----------
MEMBER'S EQUITY:
   Contributed capital ...............................................         9,256         9,256
   Retained earnings .................................................            --            --
                                                                          ----------    ----------
         Total Member's Equity .......................................         9,256         9,256
                                                                          ----------    ----------
         Total Liabilities and Member's Equity .......................    $1,865,386    $1,918,568
                                                                          ==========    ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                      ----------------
                                                                       2005     2006
                                                                       ----   --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income......................................................     $--   $     --
   Adjustments for non-cash items:
      Amortization of transition property..........................      --     38,944
      Amortization of transition bond discount and issuance costs..      --      1,123
   Changes in other assets and liabilities:
      Transition charge receivable.................................      --    (23,728)
      Other current liabilities....................................      --     (1,460)
      Accrued interest.............................................      --     47,272
      Customer deposits............................................      --      6,113
      Fees payable to servicer.....................................      --      1,229
                                                                        ---   --------
         Net cash provided by operating activities.................      --     69,493
                                                                        ---   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted funds................................................      --     (6,337)
                                                                        ---   --------
         Net cash used in investing activities.....................      --     (6,337)
                                                                        ---   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                        ---   --------
         Net cash provided by financing activities.................      --         --
                                                                        ---   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................      --     63,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................       1      1,461
                                                                        ---   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................     $ 1   $ 64,617
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

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through June 30, 2006 (in thousands):

             2006
           -------
January    $   402
February     8,525
March       13,257
April       11,862
May         12,589
June        16,704

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee's administrative agent has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges remitted to the trustee's administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $63.9 million at June 30, 2006.

     - The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a zero balance at June 30, 2006.

     - The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee's administrative agent will draw on amounts in the Capital Subaccount. As of June 30, 2006, the Capital Subaccount had a balance of $9.5 million and is classified as Restricted Funds in the Balance Sheets.

     - As of June 30, 2006, cash deposits provided by retail electric providers totaled $6.1 million and are classified as Restricted Funds in the Balance Sheets.

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

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.2 million and $0.5 million for the three months and six months ended June 30, 2006, respectively.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At June 30, 2006, subsidiaries of RRI had letters of credit aggregating approximately $19 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

(6)  SUBSEQUENT EVENT

     On August 1, 2006, the Company made the first scheduled principal and interest payments on the transition bonds of approximately $18.6 million and $59.1 million, respectively.

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

     For the three months ended June 30, 2006, revenue from transition charges was $49.6 million and investment income was $0.6 million. Interest expense of $23.6 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.7 million for the three months ended June 30, 2006.

     For the six months ended June 30, 2006, revenue from transition charges was $87.7 million and investment income was $0.8 million. Interest expense of $47.3 million related to interest on the transition bonds and amortization expense of $1.1 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.2 million for the six months ended June 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                   Report or
                                                 Registration           SEC File or
 Exhibit Number          Description               Statement        Registration Number   Exhibit References
---------------   -------------------------   -------------------   -------------------   ------------------
       4.1        Amended and Restated        Current Report on          333-121505               3.1
                  Certificate of              Form 8-K filed with
                  Formation of                the SEC on December
                  CenterPoint Energy          16, 2005
                  Transition Bond Company
                  II, LLC

       4.2        Amended and Restated        Current Report on          333-121505               3.2
                  Limited Liability           Form 8-K filed with
                  Company Agreement of        the SEC on December
                  CenterPoint Energy          16, 2005
                  Transition Bond
                  Company II, LLC

     +10.1        Semiannual Servicer's
                  Certificate, dated as of
                  July 30, 2006, as to the
                  transition bond balances,
                  the balances of the
                  collection account and its
                  sub-accounts, and setting
                  forth transfers and payments
                  to be made on the August 1,
                  2006 payment date.

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

Date: August 10, 2006

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

                                                   Report or
                                                 Registration           SEC File or
 Exhibit Number          Description               Statement        Registration Number   Exhibit References
---------------   -------------------------   -------------------   -------------------   ------------------
       4.1        Amended and Restated        Current Report on          333-121505               3.1
                  Certificate of              Form 8-K filed with
                  Formation of                the SEC on December
                  CenterPoint Energy          16, 2005
                  Transition Bond Company
                  II, LLC

       4.2        Amended and Restated        Current Report on          333-121505               3.2
                  Limited Liability           Form 8-K filed with
                  Company Agreement of        the SEC on December
                  CenterPoint Energy          16, 2005
                  Transition Bond
                  Company II, LLC

     +10.1        Semiannual Servicer's
                  Certificate, dated as of
                  July 30, 2006, as to the
                  transition bond balances,
                  the balances of the
                  collection account and its
                  sub-accounts, and setting
                  forth transfers and payments
                  to be made on the August 1,
                  2006 payment date.

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