Form 10-Q
period 2006-09-30
CenterPoint Energy Transition Bond CO II, LLC
filed 2006-11-07
CIK 1310914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 333-121505

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  59-3790472
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification Number)

    1111 LOUISIANA, SUITE 4655B
       HOUSTON, TEXAS 77002                          (713) 207-5222
(Address and zip code of principal     (Registrant's telephone number, including
        executive offices)                             area code)

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

     As of October 31, 2006, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

================================================================================

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.......................................   1
            Statements of Income and Changes in Member's Equity
               Three Months and Nine Months Ended September 30, 2006
                  (unaudited)...............................................   1
            Balance Sheets
               December 31, 2005 and September 30, 2006 (unaudited).........   2
            Statements of Cash Flows
               Nine Months Ended September 30, 2005 and 2006 (unaudited)....   3
            Notes to Unaudited Financial Statements.........................   4
         Item 2. Management's Narrative Analysis of Results of Operations...   7
         Item 4. Controls and Procedures....................................   8

PART II. OTHER INFORMATION

         Item 1A. Risk Factors..............................................   8
         Item 6.  Exhibits...................................................  8

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                              STATEMENTS OF INCOME
                   AND CHANGES IN MEMBER'S EQUITY (SEE NOTE 1)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                                                    ------------------   ------------------
                                                                                 (IN THOUSANDS)
REVENUES:
   Transition charge revenue ....................................         $56,538             $144,259
   Investment income ............................................             400                1,222
                                                                          -------             --------
      Total operating revenues ..................................          56,938              145,481
                                                                          -------             --------
EXPENSES:
   Interest expense .............................................          23,486               70,758
   Amortization of transition property ..........................          32,013               70,957
   Amortization of transition bond discount and issuance costs ..             551                1,675
   Administrative and general expenses ..........................             888                2,091
                                                                          -------             --------
      Total operating expenses ..................................          56,938              145,481
                                                                          -------             --------
NET INCOME ......................................................              --                   --
MEMBER'S EQUITY AT BEGINNING OF PERIOD ..........................           9,256                9,256
CONTRIBUTED CAPITAL .............................................              --                   --
                                                                          -------             --------
MEMBER'S EQUITY AT END OF PERIOD ................................         $ 9,256             $  9,256
                                                                          =======             ========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                             2005            2006
                                                                         ------------   -------------
                                                                                (IN THOUSANDS)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .........................................    $    1,461      $   40,925
   Restricted funds ..................................................         9,255          14,836
   Transition charge receivable ......................................         6,931          32,445
                                                                          ----------      ----------
         Current Assets ..............................................        17,647          88,206

   Intangible transition property ....................................     1,835,136       1,764,179
   Unamortized debt issuance costs ...................................        12,603          10,971
                                                                          ----------      ----------
         Total Assets ................................................    $1,865,386      $1,863,356
                                                                          ==========      ==========
                    LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .................................    $   18,565      $   86,864
   Accrued interest ..................................................         3,939          15,608
   Customer deposits .................................................            --           5,459
   Fees payable to servicer ..........................................            43             867
   Other .............................................................         1,460              --
                                                                          ----------      ----------
         Current Liabilities .........................................        24,007         108,798

   Long-term debt:
      Transition bonds, net of unamortized discount of $0.3 million ..     1,832,123       1,745,302
                                                                          ----------      ----------
         Total Liabilities ...........................................     1,856,130       1,854,100
                                                                          ----------      ----------
MEMBER'S EQUITY:
   Contributed capital ...............................................         9,256           9,256
   Retained earnings .................................................            --              --
                                                                          ----------      ----------
         Total Member's Equity .......................................         9,256           9,256
                                                                          ----------      ----------
         Total Liabilities and Member's Equity .......................    $1,865,386      $1,863,356
                                                                          ==========      ==========

             See Notes to the Company's Interim Financial Statements

               CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS
                                                                             ENDED
                                                                         SEPTEMBER 30,
                                                                        ---------------
                                                                        2005     2006
                                                                        ----   --------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................    $--   $     --
   Adjustments for non-cash items:
      Amortization of transition property ...........................     --     70,957
      Amortization of transition bond discount and issuance costs ...     --      1,675
   Changes in other assets and liabilities:
      Transition charge receivable ..................................     --    (25,514)
      Other current liabilities .....................................     --     (1,460)
      Accrued interest ..............................................     --     11,669
      Customer deposits .............................................     --      5,459
      Fees payable to servicer ......................................     --        824
                                                                         ---   --------
         Net cash provided by operating activities ..................     --     63,610
                                                                         ---   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted funds ..............................................     --     (5,581)
                                                                         ---   --------
         Net cash used in investing activities ......................     --     (5,581)
                                                                         ---   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt .......................................     --    (18,565)
                                                                         ---   --------
         Net cash used in financing activities ......................     --    (18,565)
                                                                         ---   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     --     39,464
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      1      1,461
                                                                         ---   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................    $ 1   $ 40,925
                                                                         ===   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
         Interest ...................................................    $--   $ 59,090

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

     Amortization. The transition property was recorded at acquired cost and is being amortized over fourteen years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order, which authorized the imposition of the transition charges and the issuance of the transition bonds, limits the terms of the transition bonds to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," amortization is adjusted for over/under collection of transition charges. The transition charges will be reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)  TRANSITION CHARGES

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2006 (in thousands):

              2006
            -------
January     $   402
February      8,525
March        13,257
April        11,862
May          12,589
June         16,704
July         16,302
August       19,329
September    18,528

(3)  CASH AND CASH EQUIVALENTS/RESTRICTED FUNDS

     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The trustee's administrative agent has established, as provided in the indenture, the following subaccounts for the transition bonds:

     - The General Subaccount is comprised of collections of transition charges remitted to the trustee's administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $38.3 million at September 30, 2006.

     - The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a balance of $1.9 million at September 30, 2006.

     - The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee's administrative agent will draw on amounts in the Capital Subaccount. As of September 30, 2006, the Capital Subaccount had a balance of $9.4 million and is classified as Restricted Funds in the Balance Sheets.

     - As of September 30, 2006, cash deposits provided by retail electric providers totaled $5.4 million and are classified as Restricted Funds in the Balance Sheets.

(4)  LONG-TERM DEBT

     Principal and interest payments on the transition bonds are due semi-annually on February 1 and August 1 of each year and will be paid from funds deposited daily with the trustee by CenterPoint Houston as servicer of the transition property.

     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston's service territory. The servicer deposits transition charge collections into the General Subaccount maintained by the trustee's administrative agent.

     On August 1, 2006, the Company made the first scheduled principal and interest payments on the transition bonds of approximately $18.6 million and $59.1 million, respectively. Following such payment, the principal amount of transition bonds outstanding, by tranche, was as follows:

TRANCHE   PRINCIPAL AMOUNT
-------   ----------------
  A-1       $231,435,317
  A-2        368,000,000
  A-3        252,000,000
  A-4        519,000,000
  A-5        462,000,000

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2006 (in thousands):

                     TRANCHE A-1           TRANCHE A-2          TRANCHE A-3          TRANCHE A-4          TRANCHE A-5
                 -------------------   ------------------   ------------------   ------------------   ------------------
                 SCHEDULED    ACTUAL   SCHEDULED   ACTUAL   SCHEDULED   ACTUAL   SCHEDULED   ACTUAL   SCHEDULED   ACTUAL
                 ---------   -------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
August 1, 2006    $18,565    $18,565      $--        $--       $--        $--       $--        $--       $--        $--

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     RELATED PARTY TRANSACTIONS. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million and $0.8 million for the three months and nine months ended September 30, 2006, respectively.

     MAJOR CUSTOMERS. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At September 30, 2006, subsidiaries of RRI had letters of credit aggregating approximately $15.9 million on deposit with the trustee. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such letters of credit or alternate form of credit support as a remedy for any payment default that may occur.

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

     For the three months ended September 30, 2006, revenue from transition charges was $56.5 million and investment income was $0.4 million. Interest expense of $23.5 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.9 million for the three months ended September 30, 2006.

     For the nine months ended September 30, 2006, revenue from transition charges was $144.3 million and investment income was $1.2 million. Interest expense of $70.8 million related to interest on the transition bonds and amortization expense of $1.7 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.1 million for the nine months ended September 30, 2006.

     We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) expected principal payments and interest expense on the transition bonds, (2) amortization of the transition property, debt issuance expenses and the discount on the transition bonds and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us.

     The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas, and semi-annually as necessary, to ensure the expected recovery of amounts sufficient to timely provide payment of principal and interest on the transition bonds.

     CenterPoint Houston is required to true-up transition charges annually on December 1st in compliance with the financing order. CenterPoint Houston's first true-up filing to adjust transition charges was filed with the Texas Utility Commission on November 1, 2006 to become effective December 1, 2006. The adjusted transition charges are designed to collect $186.6 million during the twelve-month period ending November 30, 2007. This amount reflects an increase of $18.4 million to assure funds are available on the payment dates based on the timing of revenue and payments.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                Report or
Exhibit                                        Registration          SEC File or         Exhibit
 Number             Description                 Statement        Registration Number   References
-------   ------------------------------   -------------------   -------------------   ----------
4.1       Amended and Restated             Current Report on          333-121505           3.1
          Certificate of Formation of      Form 8-K filed with
          CenterPoint Energy Transition    the SEC on December
          Bond Company II, LLC             16, 2005

4.2       Amended and Restated Limited     Current Report on          333-121505           3.2
          Liability Company Agreement of   Form 8-K filed with
          CenterPoint Energy Transition    the SEC on December
          Bond Company II, LLC             16, 2005

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

Date: November 7, 2006

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

                                                Report or
Exhibit                                        Registration          SEC File or         Exhibit
 Number             Description                 Statement        Registration Number   References
-------   ------------------------------   -------------------   -------------------   ----------
4.1       Amended and Restated             Current Report on          333-121505           3.1
          Certificate of Formation of      Form 8-K filed with
          CenterPoint Energy Transition    the SEC on December
          Bond Company II, LLC             16, 2005

4.2       Amended and Restated Limited     Current Report on          333-121505           3.2
          Liability Company Agreement of   Form 8-K filed with
          CenterPoint Energy Transition    the SEC on December
          Bond Company II, LLC             16, 2005

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