Form 10-K
period 2006-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2007-03-29
CIK 1310914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 333-121505
CenterPoint Energy Transition Bond Company II, LLC
(Exact name of registrant as specified in its charter)

Delaware	59-3790472
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

1111 Louisiana, Suite 4655B
Houston, Texas 77002	(713) 207-5222
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2006: None

CenterPoint Energy Transition Bond Company II, LLC

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” or other similar words.
     We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.
     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:
•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business;

•	changes in market demand and demographic patterns;

•	weather variations and other natural phenomena affecting retail electric customer energy usage;

•	the operating performance of CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers;

•	the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•	other factors we discuss in this Form 10-K and our other Securities and Exchange Commission filings.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I
Item 1. Business
     General
     We are a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). We were organized on December 3, 2004, and amended and restated our certificate of formation and limited liability company agreement on December 14, 2005 and December 16, 2005, respectively. Our principal purposes are:
•	purchasing and owning transition property, as described below, established by a financing order from the Public Utility Commission of Texas (Texas Utility Commission) and other transition bond collateral;

•	registering and issuing the transition bonds;

•	pledging our interest in transition property and other transition bond collateral to the trustee pursuant to the terms of the indenture governing the transition bonds in order to secure the transition bonds;

•	making payments on the transition bonds; and · performing other activities that are necessary, suitable or convenient to accomplish these purposes.
     Our organizational documents require us to operate in a manner designed to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding.
     We have no employees and have entered into a servicing agreement with CenterPoint Houston, as servicer. Pursuant to the servicing agreement, the servicer will manage, service, administer and make collections in respect of the transition property. In addition, we have entered into an administration agreement with CenterPoint Houston pursuant to which CenterPoint Houston provides administrative services to us.
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
     Transition Property
     The transition property that we purchased from CenterPoint Houston includes the irrevocable right to impose, collect and receive, through the transition charges payable by retail electric customers within CenterPoint Houston’s certificated service area as it existed on May 1, 1999, an amount sufficient to recover the qualified costs authorized in the financing order issued by the Texas Utility Commission dated May 16, 2005 (financing order) approving the issuance of the transition bonds including the right to receive transition charges in amounts and at times sufficient to pay principal and interest and to make other deposits in connection with the transition bonds. All revenues and collections resulting from transition charges are part of the transition property. CenterPoint Houston’s qualified costs authorized in the financing order include:
•	CenterPoint Houston’s stranded cost balance as of August 31, 2004, which is an amount associated with the transition to competitive retail electric markets in Texas determined by the Texas Utility Commission to be recoverable under the Texas Electric Choice Plan, plus:

•	“excess mitigation” credits provided on the bills of retail electric customers (as required by prior order of the Texas Utility Commission) from August 31, 2004 through the date the transition bonds are issued or the date of the termination of such excess mitigation credits, whichever is earlier; and

•	interest on stranded costs accrued from August 31, 2004 through the date the transition bonds are issued;

•	costs of issuing, supporting and servicing the transition bonds; and

•	any costs of retiring and refunding CenterPoint Houston’s existing debt and equity securities in connection with the issuance of the transition bonds (excluding costs of retiring or refunding debt or equity securities held by an affiliate of CenterPoint Houston).
     We purchased the transition property from CenterPoint Houston with the proceeds from the issuance of $1.851 billion principal amount of transition bonds. The servicer will bill and collect transition charges allocable to the transition bonds from retail electric providers, which are entities certified under state law that provide electricity and related services to retail electric customers within CenterPoint Houston’s service territory, and will remit the collections to Deutsche Bank Trust Company Americas, as the trustee’s administrative agent. The retail electric providers will in turn bill and collect the transition charges from retail electric customers in CenterPoint Houston’s service territory. Each retail electric provider includes the transition charges in its bill to its retail electric customers but is not required to show the transition charges as a separate line item or footnote. However, each retail electric provider is required to provide annual written notice to its customers that transition charges have been included in the customers’ bills. Each retail electric provider is required to pay the transition charges on or before the 35th day after it receives the bill from the servicer, less an agreed allowance for expected uncollectible amounts, whether or not the retail electric provider has collected all amounts owed to it by its retail electric customers. Prior to the date on which the retail electric provider remits the transition charges to the servicer, the transition charges may be commingled with the retail electric provider’s other funds. The servicer has only limited rights to collect the transition charges directly from retail electric customers if a retail electric provider does not remit such payments to the servicer but has certain rights against the retail electric provider. Because the amount of transition charge collections will largely depend on the amount of electricity consumed by customers within CenterPoint Houston’s service territory, the amount of collections may vary substantially from year to year.
     In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.
     Credit enhancement for the transition bonds, which includes mandatory periodic review and adjustment to the transition charges to be billed and collected from the retail electric customers within CenterPoint Houston’s service territory and the allocation of those charges among the various classes of customers, is intended to ensure that sufficient funds are available to make payments of principal and interest on the transition bonds as scheduled. The servicer is required to make a filing with the Texas Utility Commission for an adjustment of transition charges annually, and semi-annually as necessary, to ensure the expected recovery of amounts sufficient to timely provide payment of scheduled principal and interest on the transition bonds. The amount of the adjustment will be determined by using a formula established by the financing order. The adjustments will be made to correct any undercollections or overcollections and are intended to provide that the transition charges generate amounts sufficient to:
•	make timely interest and principal payments on the transition bonds;

•	pay fees and expenses of the trustee, our independent managers, the administrator and the servicer, and other fees, expenses, costs and charges;

•	reconcile the actual and expected charge-offs for delinquent customer accounts of the retail electric providers; and

•	fund the various subaccounts required by the transition bond indenture to their required levels.

     CenterPoint Houston is required to true up transition charges annually on December 1 in compliance with the financing order. CenterPoint Houston’s first true-up filing to adjust transition charges was filed with the Texas Utility Commission on November 1, 2006 and became effective December 1, 2006. The adjusted transition charges are designed to collect $186.6 million during the twelve-month period ending November 30, 2007. This amount reflects an increase of $18.4 million to assure funds are available on the payment dates based on the expected timing of revenue and payments.
Item 1A. Risk Factors
Material payment delays or a loss on investments in the transition bonds may occur because the source of funds for payment is limited.
     The only source of funds for payment of transition bonds are our assets, which consist of the transition property securing the transition bonds, including:
•	the right to impose, collect and receive related transition charges;

•	the funds on deposit in the accounts held by the trustee;

•	our rights under various contracts; and

•	the credit enhancement.
     The transition bonds are not a charge on the full faith and credit or taxing power of the State of Texas or any governmental agency or instrumentality, nor are the transition bonds insured or guaranteed by CenterPoint Houston, including in its capacity as the servicer, or by its ultimate parent, CenterPoint Energy, Inc., any of its affiliates (other than us), the trustee or by any other person or entity. Thus, holders of transition bonds (bondholders) must rely for payment of transition bonds solely upon collections of the transition charges, funds on deposit in the related accounts held by the trustee and the credit enhancement described under “Business—Transition Property” in Item 1. Our organizational documents restrict our right to acquire other assets unrelated to the transactions described under “Business—General” in Item 1.
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
     Other states have passed electric utility deregulation laws similar to the Restructuring Act, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future judicial challenges might be made. An unfavorable decision regarding another state’s law would not automatically invalidate the Restructuring Act or the financing order, but it might provoke a challenge to the Restructuring Act, establish a legal precedent for a successful challenge to the Restructuring Act or heighten awareness of the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of the transition bonds.
The federal government might preempt the Restructuring Act without full compensation.
     In the past, bills have been introduced in Congress that would prohibit the recovery of all or some types of stranded costs, but none of those bills was enacted. Congress could, however, pass a law or adopt a rule or regulation negating the existence of or reducing the value of the transition property.

     If federal legislation preempting the Restructuring Act or the financing order is enacted, there is no assurance that the courts would consider it a “taking” under the United States Constitution for which the government would be required to pay just compensation or, if it is considered a “taking,” that any amount provided as compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay these amounts on a timely basis.
Future state legislative action could reduce the value of the transition bonds.
     Despite its pledge in the Restructuring Act not to take or permit certain actions that would impair the value of the transition property or the transition charges, the Texas legislature might attempt to repeal or amend the Restructuring Act in a manner that limits or alters the transition property so as to reduce its value. It might be possible for the Texas legislature to repeal or amend the Restructuring Act notwithstanding the State’s pledge if the legislature acts in order to serve a significant and legitimate public purpose. Any such action, as well as the costly and time-consuming litigation that likely would ensue, might adversely affect the price and liquidity, the dates of payment of interest and principal and the weighted average lives of the transition bonds. Moreover, the outcome of any litigation cannot be predicted. Accordingly, bondholders might incur a loss on or delay in recovery of their investment in the transition bonds.
     If an action of the Texas legislature adversely affecting the transition property or the ability to collect transition charges were considered a “taking” under the United States or Texas Constitutions, the State of Texas might be obligated to pay compensation for the taking. However, even in that event, there is no assurance that any amount provided as compensation would be sufficient for bondholders to recover fully their investment in the transition bonds or to offset interest lost pending such recovery.
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
     The transition charges are generally assessed based on forecasted customer usage. The amount and the rate of transition charge collections depend in part on actual electricity usage and the amount of collections and write-offs for each customer class. If the servicer inaccurately forecasts electricity consumption or uses inaccurate customer delinquency or charge-off data when setting or adjusting the transition charges, there could be a shortfall or material delay in transition charge collections, which might result in missed or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.

     The servicer has experienced difficulties from time to time in making accurate forecasts of electricity consumption because of unexpected weather conditions. Inaccurate forecasting of electricity consumption by the servicer might result from, among other things, unanticipated weather or economic conditions, resulting in less electricity consumption than forecast; general economic conditions being worse than expected, causing retail electric customers to migrate from CenterPoint Houston’s service territory or reduce their electricity consumption; the occurrence of a natural disaster or an act of terrorism or other catastrophic event; changes in the market structure of the electric industry; customers consuming less electricity because of increased energy prices or increased conservation efforts; or customers switching to alternative sources of energy, including self-generation of electric power.
     The servicer’s use of inaccurate delinquency or charge-off rates might result also from, among other things, unexpected deterioration of the economy or the declaration of a moratorium on terminating electric service to customers in the event of extreme weather, either of which would cause greater delinquencies or charge-offs than expected or force CenterPoint Houston or retail electric providers to grant additional payment relief to more customers, or any other change in law that makes it more difficult for CenterPoint Houston or retail electric providers to terminate service to non-paying customers or that requires CenterPoint Houston or retail electric providers to apply more lenient credit standards in accepting retail electric customers.
We depend on CenterPoint Houston or its successor or assignee, acting as servicer of the transition property.
     CenterPoint Houston, as servicer, is responsible for, among other things, calculating, billing and collecting the transition charges from retail electric providers, submitting requests to the Texas Utility Commission to adjust these charges, monitoring the collateral for the transition bonds and taking certain actions in the event of non-payment by a retail electric provider. The trustee’s receipt of collections in respect of the transition charges, which are used to make payments on the transition bonds, depends in part on the skill and diligence of the servicer in performing these functions. The systems the State of Texas and the servicer have in place for transition charge billings and collections might, in particular circumstances, cause the servicer to experience difficulty in performing these functions in a timely and completely accurate manner. If the servicer fails to make collections for any reason, then the servicer’s payments to the trustee in respect of the transition charges might be delayed or reduced. In that event, our payments on the transition bonds might be delayed or reduced.
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
     As required by the Restructuring Act, retail electric customers pay the transition charges to retail electric providers who supply them with electric power. The retail electric providers are obligated to remit payments of the transition charges, less a specified percentage allowance for charge-offs of delinquent customer accounts, within 35 days of billing from the servicer, even if they do not collect the transition charges from retail electric customers. Because the retail electric providers bill most retail electric customers for the transition charges, we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. As of December 31, 2006, CenterPoint Houston did business with approximately 68 retail electric providers. Reliant Energy, Inc., through its subsidiaries, is CenterPoint Houston’s largest customer, accounting for approximately 53% of CenterPoint Houston’s outstanding receivables from retail electric providers as of December 31, 2006.

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
     The Restructuring Act provides for one or more retail electric providers in each area to be designated the “provider of last resort” for that area or a specified customer class. The provider of last resort is required to offer basic electric service to retail electric customers in its designated area, regardless of the creditworthiness of the customers. The provider of last resort might face greater difficulty in bill collection than other retail electric providers and therefore the servicer may face greater difficulty in collecting transition charges from the provider of last resort.
     Retail electric providers may issue a single bill to retail customers that includes all charges related to the purchase of electricity, without separately itemizing the transition charge component of the bill. A retail electric provider’s use of a consolidated bill might increase the risk that customers who have claims against the retail electric provider will attempt to offset those claims against transition charges or increase the risk that, in the event of a bankruptcy of a retail electric provider, a bankruptcy court would find that the retail electric provider has an interest in the transition property and would make it more difficult to terminate the services of a bankrupt retail electric provider or collect transition charges from its customers.
Competitive metering services might result in unexpected problems in receiving accurate metering data.
     Under the Restructuring Act, commercial and industrial retail customers that are required by the Electric Reliability Council of Texas, or ERCOT, to have an interval data recorder meter may choose to own the settlement and billing meters that are used to measure electric energy delivered to their location or to have those meters owned by a retail electric provider, the transmission and distribution utility or another person authorized by the customer. As of December 31, 2006, CenterPoint Houston continued to provide metering services related to the installation and removal of meters, meter testing and calibration, data collection and data management. Should the Texas Utility Commission allow third parties to perform those metering services in CenterPoint Houston’s service territory, there might be problems converting to the third party’s metering system, taking accurate meter readings and collecting and processing accurate metering data. Inaccurate metering data might lead to inaccuracies in the calculation and imposition of transition charges and might give rise to disputes between the servicer and retail electric providers regarding payments and payment shortfalls resulting in missing or delayed payments of principal and interest and lengthened weighted average life of the transition bonds.
Changes to billing and collection practices might reduce the value of the transition bonds.
     The financing order specifies the methodology for determining the amount of the transition charges we may impose. The servicer may not change this methodology without approval from the Texas Utility Commission. However, the servicer may set its own billing and collection arrangements with retail electric providers and retail electric customers, if any, from whom it collects transition charges directly, provided that these arrangements comply with the Texas Utility Commission’s customer safeguards. For example, to recover part of an outstanding bill, the servicer may agree to extend a retail electric provider’s payment schedule or to write off the remaining portion of the bill, including the transition charges. Also, the servicer may change billing and collection practices, which might adversely impact the timing and amount of retail electric customer payments and might reduce transition charge collections, thereby limiting our ability to make scheduled payments on the transition bonds. Separately, the Texas Utility Commission might require changes to these practices. Any changes in billing and collection practices regulations might make it more difficult for the servicer to collect the transition charges and adversely affect the value of the transition bonds.

Limits on rights to terminate service might make it more difficult to collect the transition charges.
     Texas statutory requirements and the rules and regulations of the Texas Utility Commission, which may change from time to time, regulate and control the right of the retail electric provider to initiate disconnection of service. For example, retail electric providers generally may not terminate service to a customer (1) on a holiday or weekend day or the day immediately preceding a holiday or weekend, (2) during certain extreme weather conditions, (3) if such disconnection would cause a person to become seriously ill or more seriously ill, (4) if such customer is an energy assistance client under certain circumstances or (5) if the customer is a master-metered apartment complex unless certain notices are given. To the extent these retail electric customers do not pay for their electric service, retail electric providers will not be able to collect transition charges from these retail electric customers. Although retail electric providers have to pay the servicer the transition charges on behalf of those customers (subject to any charge-off allowance and reconciliation), required service to non-paying customers could affect the ability of retail electric providers to make such payment.
Future adjustments to transition charges by customer class might result in insufficient collections.
     The customers who pay transition charges are divided into customer classes. Transition charges are allocated among customer classes and assessed in accordance with the formula required under the Restructuring Act and specified in the financing order. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. If customers in a class fail to pay transition charges or cease to be customers, the servicer might have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. This effect might be more extreme in the case of the large industrial and the interruptible customer classes, which consist of a small number of large customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay debt service on the transition bonds.
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
Foreclosure of the trustee’s lien on the transition property might not be practical, and acceleration of the transition bonds before maturity might have little practical effect.
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

Risks Associated with Potential Bankruptcy Proceedings of CenterPoint Houston or a Successor Servicer
The servicer will commingle the transition charges with other revenues it collects, which might obstruct access to the transition charges in case of the servicer’s bankruptcy and reduce the value of the transition bonds.
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
The bankruptcy of CenterPoint Houston, as seller of the transition property, might result in losses or delays in payments on the transition bonds.
     The Restructuring Act and the financing order provide that as a matter of Texas state law:
•	the rights and interests of a selling utility under a financing order, including the right to impose, collect and receive transition charges, are contract rights of the seller;

•	the seller may make a present transfer of its rights under a financing order, including the right to impose, collect and receive future transition charges that retail customers do not yet owe;

•	upon the transfer to us, the rights became transition property, and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred; and

•	a transfer of the transition property from the seller, or its affiliate, to us that expressly states the transfer is a sale or other absolute transfer is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.
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
•	without permission from the bankruptcy court, the trustee might be prevented from taking actions against CenterPoint Houston or recovering or using funds on behalf of bondholders or replacing CenterPoint Houston as the servicer;

•	the bankruptcy court might order the trustee to exchange the transition property for other property, of lower value;

•	tax or other government liens on CenterPoint Houston’s property might have priority over the trustee’s lien and might be paid from collected transition charges before payments on the transition bonds;

•	the trustee’s lien might not be properly perfected in the collected transition property collections prior to or as of the date of CenterPoint Houston’s bankruptcy, with the result that the transition bonds would represent only general unsecured claims against CenterPoint Houston;

•	the bankruptcy court might rule that neither our property interest nor the trustee’s lien extends to transition charges in respect of electricity consumed after the commencement of CenterPoint Houston’s bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against CenterPoint Houston;

•	we and CenterPoint Houston might be relieved of any obligation to make any payments on the transition bonds during the pendency of the bankruptcy case and might be relieved of any obligation to pay interest accruing after the commencement of the bankruptcy case;

•	CenterPoint Houston might be able to alter the terms of the transition bonds as part of its plan of reorganization;

•	the bankruptcy court might rule that the transition charges should be used to pay, or that we should be charged for, a portion of the cost of providing electric service; or

•	the bankruptcy court might rule that the remedy provisions of the transition property sale agreement are unenforceable, leaving us with an unsecured claim for actual damages against CenterPoint Houston that may be difficult to prove or, if proven, to collect in full.
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
The sale of the transition property might be construed as a financing and not a sale in a case of CenterPoint Houston’s bankruptcy which might delay or limit payments on the transition bonds.
     The Restructuring Act provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. We and CenterPoint Houston treated the transaction as a sale under applicable law, although for financial reporting and state income and franchise tax purposes the transaction was intended to be treated as a financing. In the event of a bankruptcy of CenterPoint Houston, a party in interest in the bankruptcy might assert that the sale of the transition property to us was a financing transaction and not a “sale or other absolute transfer” and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. If a court were to characterize the transaction as a financing, we expect that we would, on behalf of ourselves and the trustee, be treated as a secured creditor of CenterPoint Houston in the bankruptcy proceedings, although a court might determine that we only have an unsecured claim against CenterPoint Houston. See “—The servicer will commingle the transition charges with other revenues it collects, which might obstruct access to the transition charges in case of the servicer’s bankruptcy and reduce the value of the transition bonds” above. Even if we had a security interest in the transition property, we would not likely have access to the related transition charge collections during the bankruptcy and would be subject to the risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment of the transition bonds might be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to us of the related transition charge collections and therefore the amount and timing of funds available to us to pay bondholders.
If the servicer enters bankruptcy proceedings, the collections of the transition charges held by the servicer as of the date of bankruptcy might constitute preferences, which means these funds might be unavailable to pay amounts owing on the transition bonds.
     In the event of a bankruptcy of the servicer, a party in interest might take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the servicing agreement or intercreditor agreement, constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer may be considered an “insider” with any retail electric provider that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the retail electric provider, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the trustee would merely be an unsecured creditor of the servicer.
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
     If a retail electric provider does not have the credit rating required by the financing order, it may nevertheless qualify to act as a retail electric provider if, among other alternatives, it provides a cash deposit equal to two months’ maximum expected transition charge collections. That cash deposit will be held by the trustee under the indenture. However, it is unclear whether the Restructuring Act creates a lien on the cash deposit in favor of the trustee. If the retail electric provider becomes bankrupt, the trustee would be stayed from applying that cash deposit to cover amounts owed by the retail electric provider, and the trustee might be required to return that cash deposit to the retail electric provider’s bankruptcy estate if the bankruptcy court determines there is no valid right of set-off or recoupment. In that case, the issuer might only have an unsecured claim for any amounts owed by the retail electric provider in the retail electric provider’s bankruptcy proceedings. Several retail electric providers with which CenterPoint Houston has done business have filed for bankruptcy. CenterPoint Houston, as servicer of the transition bonds, was able to recover the full amount or a substantial majority of the transition charges from cash deposits or a combination of cash deposits and payments from these retail electric providers, but there is no assurance that CenterPoint Houston will be able to recover such amounts from any bankrupt retail electric providers in the future.
If a retail electric provider enters bankruptcy proceedings, transition charge payments made by that retail electric provider to the servicer might constitute preferences, and the servicer may be required to return such funds to the bankruptcy estate of the retail electric provider.
     In the event of a bankruptcy of a retail electric provider, a party in interest might take the position that the remittance of funds by the retail electric provider to the servicer, pursuant to the financing order, prior to bankruptcy constitutes a preference under bankruptcy law if the remittance of those funds was deemed to be paid on account of a pre-existing debt. If a court were to hold that the remittance of funds constitutes preferences, any remittance of such funds made within 90 days of the filing of the bankruptcy petition might be avoidable, and the funds might be required to be returned to the bankruptcy estate of the retail electric provider by us or the servicer. To the extent that transition charges have been commingled with the general funds of the retail electric provider, the risk that a court would hold that a remittance of funds was a preference would increase. Also, we or the servicer might be considered an “insider” with any retail electric provider that is affiliated with us or the servicer. If the servicer or we are considered to be an “insider” of the retail electric provider, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the retail electric provider.
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
CenterPoint Houston’s indemnification obligations under the transition property sale and servicing agreements are limited and might not be sufficient to protect the value of the transition bonds.
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
CenterPoint Houston’s ratings might affect the market value of the transition bonds.
     A downgrading of the credit ratings on the debt of CenterPoint Houston might have an adverse effect on the market value of the transition bonds.
Technological change might make alternative energy sources more attractive in the future.
     Technological developments might result in the introduction of economically attractive alternatives to purchasing electricity through CenterPoint Houston’s distribution facilities for increasing numbers of retail customers. Manufacturers of self-generation facilities may develop smaller-scale, more fuel-efficient generating units that can be cost-effective options for a greater number of retail customers. Electric customers within CenterPoint Houston’s service territory whose load is served by an on-site power production facility with a rated capacity of 10 megawatts or less are not required to pay transition charges under the Restructuring Act except for transition charges associated with services actually provided by the transmission and distribution utility. Technological developments might allow greater numbers of retail customers to avoid transition charges under such provisions, which may reduce the total number of retail customers from which transition charges will be collected.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     We have no material physical properties. Our primary asset is the transition property described above in Item 1. “Business – Transition Property.”
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Omitted pursuant to Instruction I of Form 10-K.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Sale of Unregistered Securities. There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Houston. We were formed by CenterPoint Houston in December 2004. CenterPoint Houston’s acquisition of our membership interests at our formation was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because no public offering was involved. We have made no other sales of unregistered securities.
     Restricted Payments. The indenture governing the transition bonds prohibits us from making any distributions from the capital subaccount of the trust established for the transition bonds to any owner of our beneficial interests unless no default has occurred and is continuing thereunder and such distributions would not cause the balance of such capital subaccount to decline below 0.50% of the initial outstanding principal amount of the transition bonds. We will not, except as contemplated by our organizational documents, make any loan or advance credit to, or guarantee, endorse, or otherwise become contingently liable in connection with the obligations, stocks or dividends of, or own, purchase, repurchase or acquire (or agree contingently to do so) any stock, obligations, assets or securities of, or any other interest in, or make any capital contribution to, any other person. We will not directly or indirectly make payments to or distributions from the collection account except in accordance with the transition bond indenture. As of December 31, 2006, we had not made any distributions to our sole member.
     Bondholders. As of December 31, 2006, the sole record holder of the transition bonds was Cede & Co., as nominee of The Depository Trust Company. The transition bonds are not listed on any national securities exchange.

Item 6. Selected Financial Data
     Omitted pursuant to Instruction I of Form 10-K.
Item 7. Management’s Narrative Analysis of Results of Operations
     The following is an analysis of our consolidated results of operations in an abbreviated format pursuant to Instruction I of Form 10-K. This analysis should be read in combination with our financial statements included in Item 8 of this Form 10-K.
     As discussed above under “Business” in Item 1, we are a Delaware limited liability company established in December 2004 for limited purposes. As discussed above under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Item 5, we issued $1.851 billion aggregate principal amount of transition bonds on December 16, 2005 and used the net proceeds to purchase the transition property from CenterPoint Houston. As we are restricted by our organizational documents from engaging in activities other than those described above under “Business” in Item 1, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income. Net income is expected to be zero for each reporting period.
     For the year ended December 31, 2006, revenue from transition charges was $185.6 million and investment income was $2.2 million. Amortization of transition property was $88.7 million. Interest expense of $94.2 million related to interest on the transition bonds and amortization expense of $2.2 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.8 million for the year ended December 31, 2006.
     For the period December 16, 2005 (date of initial operations) through December 31, 2005, revenue from transition charges was $6.9 million, amortization of transition property was $2.9 million and interest expense related to interest on the transition bonds was $3.9 million.
     We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) interest expense on the transition bonds, (2) the principal amount of the transition bonds and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us and expenses related to such administrative services.
     The transition charges are reviewed and adjusted at least annually by the Public Utility Commission of Texas (Texas Utility Commission) to correct prospectively any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.
     CenterPoint Houston is required to true up transition charges annually on December 1 in compliance with the financing order. CenterPoint Houston’s first true-up filing to adjust transition charges was filed with the Texas Utility Commission on November 1, 2006 and became effective December 1, 2006. The adjusted transition charges are designed to collect $186.6 million during the twelve-month period ending November 30, 2007. This amount reflects an increase of $18.4 million over the amount of transition charges that had been forecasted to be collected during the period from December 16, 2005 (the date of initial operations) through November 30, 2006 to assure funds are available on the payment dates based on the expected timing of revenue and payments. The increase is net of a reduction of $4.4 million due to transition charge collections during the period from December 16, 2005 (the date of initial operations) through November 30, 2006 in excess of the amount that had been forecasted to be collected during such period. This over-recovery resulted from growth in billings in the residential and small commercial sectors which exceeded the previous forecasts for the twelve-month period ended October 31, 2006. The $4.4 million over-recovery reduces, by 2%, the revenues that are otherwise required for the twelve-month collection period ending November 30, 2007.
     Holders of transition bonds may experience payment delays or incur losses if our assets are not sufficient to pay interest or the scheduled principal of the transition bonds. Funds for payments depend on the transition property and the right to collect the transition charges over a period that Texas law limits to 15 years. In addition, collections depend on the amount of electricity consumed within CenterPoint Houston’s service territory and our ability to collect transition charges from retail electric providers.

     In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.
     Immediately following the February 1, 2007 debt service payment, the aggregate balance in the Capital Subaccount was at the targeted aggregate balance for this account of $9.3 million, and an additional $4.7 million was held in the Excess Funds Subaccount.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     At December 31, 2005 and 2006, we had outstanding fixed-rate debt aggregating $1.851 billion and $1.832 billion in principal amount and having a fair value of $1.83 billion and $1.83 billion, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $62.6 million if interest rates were to decline by 10% from their levels at December 31, 2006.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of
CenterPoint Energy Transition Bond Company II, LLC
Houston, Texas
We have audited the accompanying balance sheets of CenterPoint Energy Transition Bond Company II, LLC (the Company) as of December 31, 2006 and 2005, and the related statements of income and changes in member’s equity for the year ended December 31, 2006 and the period from December 16, 2005 (date of initial operations) through December 31, 2005 and statements of cash flows for the year ended December 31, 2006, the period from December 16, 2005 (date of initial operations) through December 31, 2005 and the period from December 3, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CenterPoint Energy Transition Bond Company II, LLC at December 31, 2006 and 2005, and the results of its operations for the year ended December 31, 2006 and the period from December 16, 2005 (date of initial operations) through December 31, 2005 and its cash flows for the year ended December 31, 2006, the period from December 16, 2005 (date of initial operations) through December 31, 2005 and the period from December 3, 2004 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, Texas
March 29, 2007

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY (see Note 1)

	December 16, 2005 (date
	of initial operations)
	through December 31,	Year Ended
	2005	December 31, 2006
	(in thousands)
Revenues:
Transition charge revenue	$6,931	$185,649
Investment income	—	2,234

Total operating revenues	6,931	187,883

Expenses:
Interest expense	3,939	94,170
Amortization of transition property	2,855	88,715
Amortization of transition bond discount and issuance costs	94	2,221
Administrative and general expenses	43	2,777

Total operating expenses	6,931	187,883

Net Income	—	—

Member’s Equity at Beginning of Period	1	9,256

Contributed Capital	9,255	—

Member’s Equity at End of Period	$9,256	$9,256

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
BALANCE SHEETS (see Note 1)

	December 31,
	2005	2006
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$1,461	$90,827
Restricted funds	9,255	33,243
Transition charge receivable	6,931	24,411

Current Assets	17,647	148,481

Intangible transition property	1,835,136	1,746,421
Unamortized debt issuance costs	12,603	10,439

Total Assets	$1,865,386	$1,905,341

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$18,565	$86,864
Accrued interest	3,939	39,019
Customer deposits	—	23,743
Fees payable to servicer	43	1,143
Other	1,460	—

Current Liabilities	24,007	150,769

Long-term debt:
Transition bonds, net of unamortized discount of $0.3 million	1,832,123	1,745,316

Total Liabilities	1,856,130	1,896,085

Member’s Equity:
Contributed capital	9,256	9,256
Retained earnings	—	—

Total Member’s Equity	9,256	9,256

Total Liabilities and Member’s Equity	$1,865,386	$1,905,341

See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF CASH FLOWS (see Note 1)

		December 16, 2005
	December 3, 2004	(date of initial
	(inception) through	operations) through	Year Ended
	December 31, 2004	December 31, 2005	December 31, 2006
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—	$—
Adjustment for non-cash items:
Amortization of transition bond discount and issuance costs	—	94	2,221
Amortization of transition property	—	2,855	88,715
Changes in other assets and liabilities:
Transition charge receivable	—	(6,931)	(17,480)
Other current liabilities	—	1,460	(1,460)
Accrued interest	—	3,939	35,080
Customer deposits	—	—	23,743
Fees payable to servicer	—	43	1,100

Net cash provided by operating activities	—	1,460	131,919

Cash Flows from Investing Activities:
Purchase of transition property	—	(1,837,991)	—
Restricted funds	—	(9,255)	(23,988)

Net cash used in investing activities	—	(1,847,246)	(23,988)

Cash Flows from Financing Activities:
Proceeds from issuance of transition bonds, net of issuance costs and original issue discount of $13 million	—	1,837,991	—
Payments of long-term debt	—	—	(18,565)
Equity contribution from member	1	9,255	—

Net cash provided by (used in) financing activities	1	1,847,246	(18,565)

Net Increase in Cash and Cash Equivalents	1	1,460	89,366

Cash and Cash Equivalents, Beginning of Period	—	1	1,461

Cash and Cash Equivalents, End of Period	$1	$1,461	$90,827

Supplemental Disclosure of Cash Flow Information:

Cash Payments:
Interest	$—	$—	$59,090
See Notes to the Company’s Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
NOTES TO FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     CenterPoint Energy Transition Bond Company II, LLC (the Company) is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.
     The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Public Utility Commission of Texas (Texas Utility Commission) to conduct a “true-up” proceeding to determine CenterPoint Houston’s stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for recovery of certain of those costs through irrevocable non-bypassable transition charges assessed on all retail electric customers within a utility’s geographical certificated service area as it existed on May 1, 1999. The Texas electric restructuring law authorizes the Texas Utility Commission to issue financing orders approving the issuance of transition bonds to recover generation-related regulatory assets and stranded costs. The Texas electric restructuring law and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the Texas electric restructuring law, to a special purpose entity formed by the electric utility to issue debt securities secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the financing order constitute “transition property.” The Texas Utility Commission issued a financing order to CenterPoint Houston on March 16, 2005 (financing order) that authorized CenterPoint Houston to cause the Company to issue transition bonds in an aggregate principal amount not to exceed $1.5 billion plus (a) the amount of excess mitigation credits provided by CenterPoint Houston after August 31, 2004 through the date of issuance of the transition bonds or the date of the termination of such excess mitigation credits, whichever is earlier, (b) interest on stranded costs accrued after August 31, 2004 through the date of issuance of the transition bonds, and (c) up-front qualified costs as set forth in the financing order. The excess mitigation credits were terminated as of April 29, 2005.
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
     On December 16, 2005, the Company issued $1.851 billion in transition bonds and used the net proceeds to purchase the transition property from CenterPoint Houston and pay expenses of issuance. For additional information relating to the transition bonds, see Note 3.
     The Company is restricted by its organizational documents from engaging in any activity not directly related to the specific purposes for which the Company was created. The Company is a separate and distinct legal entity from CenterPoint Houston, and the Company’s organizational documents require it to operate in a manner designed to avoid consolidation with the bankruptcy estate of CenterPoint Houston in the event CenterPoint Houston becomes subject to such a proceeding. CenterPoint Houston is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of CenterPoint Houston or any of its affiliates.

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
     Regulation and Regulatory Assets and Liabilities. The Company’s business meets the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). This accounting standard recognizes the cost-based rate-making process which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated businesses. The Company’s purpose is to purchase the transition property, issue one or more series of transition bonds secured by the transition property and perform any activity incidental thereto. The transition charges are designed to provide the necessary revenues to timely provide payment of principal and interest on the transition bonds. Continued applicability of SFAS No. 71 requires that rates be designed to recover specific costs of providing regulated services and products, and that it be reasonable to assume that the transition charges are set at levels that will recover an entity’s costs and can be charged to and collected from customers. The Company believes it satisfies such requirements, and applies the provisions of SFAS No. 71 to its business.
     Cash and Cash Equivalents/Restricted Funds. For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The administrative agent for the trustee under the indenture pursuant to which the transition bonds were issued has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges remitted to the trustee’s administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $88.2 million at December 31, 2006.

•	The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a balance of $1.9 million at December 31, 2006.

•	The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee’s administrative agent will draw on amounts in the Capital Subaccount. As of December 31, 2006, the Capital Subaccount had a balance of $9.5 million and is classified as Restricted Funds in the Balance Sheets.
     As of December 31, 2006, cash deposits provided by retail electric providers totaled $23.7 million and are classified as Restricted Funds in the Balance Sheets.
     Debt Issuance Costs. The costs associated with the issuance of the transition bonds are capitalized and are being amortized over the life of the transition bonds utilizing the effective interest method.
     Transition Charges. Beginning on December 16, 2005, pursuant to the financing order, CenterPoint Houston, as servicer, implemented the non-bypassable transition charge on behalf of the Company. The Company records revenue for transition charges under the accrual method. These revenues are generally recognized upon delivery of services by CenterPoint Houston to retail electric providers.

     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee’s administrative agent during each month from the date of issuance of the transition bonds through December 31, 2006 (in thousands):

2006
January	$402
February	8,525
March	13,257
April	11,862
May	12,589
June	16,704
July	16,302
August	19,329
September	18,528
October	18,118
November	17,263
December	13,646
     Amortization. The transition property was recorded at acquired cost and is being amortized over fourteen years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years. In accordance with SFAS No. 71, amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually, and semi-annually as necessary, by the Texas Utility Commission to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.
     Income Taxes. The Company is organized as a single member limited liability company and will not be subject to United States federal income tax as an entity separate from CenterPoint Energy. In addition, the Company has received a ruling from the Comptroller of Public Accounts of the State of Texas to the effect that (i) the Company’s receipt of the transition property, (ii) the Company’s receipt of the transition charges and (iii) the Company’s short-term earnings from investment of the transition charges will be excluded from taxable capital and taxable earned surplus for purposes of the Texas franchise tax. Accordingly, there is no provision for income or Texas franchise taxes.
(3) Long-Term Debt
     Principal and interest payments on the transition bonds are due semi-annually on February 1 and August 1 of each year and are paid from funds deposited with the trustee’s administrative agent by CenterPoint Houston as servicer of the transition property.
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
     The source of repayment for the transition bonds is the transition charges. The servicer collects this non-bypassable charge from retail electric providers in CenterPoint Houston’s service territory. The servicer deposits transition charge collections into the Company’s General Subaccount maintained by the trustee’s administrative agent.

     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at December 31, 2006, are as follows:

	Scheduled		Interest	Amount
Tranche	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-1	February 1, 2009	February 1, 2011	4.84%	$231
A-2	August 1, 2012	August 1, 2014	4.97%	368
A-3	February 1, 2014	August 1, 2015	5.09%	252
A-4	August 1, 2017	August 1, 2019	5.17%	519
A-5	August 1, 2019	August 1, 2020	5.302%	462

				1,832
Less: Current Maturities (scheduled payments)				(87)

Total Long-Term Debt, net				$1,745

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through February 1, 2007 (in thousands):

	Tranche A-1		Tranche A-2		Tranche A-3		Tranche A-4		Tranche A-5
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
August 1, 2006	$18,565	$18,565	$—	$—	$—	$—	$—	$—	$—	$—
February 1, 2007	51,527	51,527	—	—	—	—	—	—	—	—
     Scheduled principal payments through 2011 for the transition bonds outstanding at December 31, 2006 are as follows: 2007 — $87 million, 2008 — $94 million, 2009 — $102 million, 2010 - $110 million and 2011 — $119 million.
     The estimated fair value of the transition bonds at December 31, 2006 was $1.83 billion.
(4) Significant Agreements and Related Party Transactions
     Under a sale agreement between the Company and CenterPoint Houston dated December 16, 2005 CenterPoint Houston sold the transition property to the Company. Pursuant to a servicing agreement entered into between the Company and CenterPoint Houston concurrently with the issuance of the transition bonds, CenterPoint Houston, as servicer, manages, services, administers and makes collections in respect of the transition property. The servicer’s duties include calculating and billing transition charges, obtaining meter reads, collecting the transition charges, remitting the transition charges to the trustee’s administrative agent for the transition bonds and petitioning the Texas Utility Commission for adjustments to the transition charges as necessary. CenterPoint Houston’s annual servicing fee will be 0.05% of the aggregate initial principal amount of the transition bonds. CenterPoint Houston as servicer agrees to indemnify the Company and the trustee of the transition bonds, for itself and on behalf of the bondholders, for the servicer’s willful misconduct, bad faith or negligence in the performance of, or reckless disregard of, its duties and for breaches of its representations, warranties and covenants in this agreement. The Company recorded administrative and servicing fees of $.04 million and $1.1 million in 2005 and 2006, respectively.
     Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers. At December 31, 2006, subsidiaries of RRI had cash of approximately $19.3 million on deposit with the trustee’s administrative agent. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Omitted pursuant to Instruction I of Form 10-K.
Item 11. Executive Compensation
     Omitted pursuant to Instruction I of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Omitted pursuant to Instruction I of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Omitted pursuant to Instruction I of Form 10-K.
Item 14. Principal Accountant Fees and Services

	Year Ended December 31,
	2005	2006
Audit fees	$15,000	$28,000
Audit-related fees (1)	12,000	24,000

Total audit and audit-related fees	27,000	52,000
Tax fees	—	—
All other fees	—	—

Total fees	$27,000	$52,000

(1)	Agreed upon procedures related to securitization financing.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents are filed as part of this report:
          1. Financial Statements.
Report of Independent Registered Public Accounting Firm
Statements of Income and Changes in Member’s Equity
Balance Sheets
Statements of Cash Flows
Notes to Financial Statements
          2. Financial Statement Schedules.
None.
          3. Exhibits.
See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of March, 2007.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC (Registrant)
By:	/s/ Marc Kilbride
Marc Kilbride
Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007.

Signature	Title
/s/ Gary L. Whitlock	President and Manager
(Gary L. Whitlock)	(Principal Executive Officer)

/s/ Marc Kilbride	Vice President, Treasurer and Manager
(Marc Kilbride)	(Principal Financial Officer)

/s/ James S. Brian	Manager
(James S. Brian)	(Principal Accounting Officer)

/s/ Bernard J. Angelo	Manager
(Bernard J. Angelo)

/s/ Andrew L. Stidd	Manager
(Andrew L. Stidd)

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2006
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

		Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

4.1	Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.2

4.2	Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.1

4.3	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.4	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

4.5	Indenture dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.1

4.6	First Supplemental Indenture relating to the transition bonds dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

4.7	Form of the transition bonds (included in Exhibit 4.5)	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.2

10.1	Transition Property Sale Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.1

10.2	Transition Property Servicing Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.3

10.4	Semiannual Servicer’s Certificate, dated as of July 30, 2006, as to the transition bond balances,	Form 10-Q for the quarterly period ended June 30, 2006	333-121505	10.1

Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2006 payment date

+10.5	Semiannual Servicer’s Certificate, dated as of January 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2007 payment date

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

99.1	Application for the Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.1

99.2	Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.3