Form 10-Q
period 2007-03-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2007-05-11
CIK 1310914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-121505
CenterPoint Energy Transition Bond Company II, LLC
(Exact name of registrant as specified in its charter)

Delaware	59-3790472
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1111 Louisiana, Suite 4655B
Houston, Texas 77002	(713) 207-5222
(Address and zip code of principal	(Registrant’s telephone number, including
executive offices)	area code)
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
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2007, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

CenterPoint Energy Transition Bond Company II, LLC

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will,” or other similar words.
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
     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:
•	changes in market demand and demographic patterns;

•	weather variations and other natural phenomena affecting retail electric customer energy usage;

•	the operating performance of CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of CenterPoint Houston’s business;

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers;

•	the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, and our other Securities and Exchange Commission filings.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Revenues:
Transition charge revenue	$38,117	$39,647
Investment income	191	458

Total operating revenues	38,308	40,105

Expenses:
Interest expense	23,636	22,996
Amortization of transition property	13,570	16,021
Amortization of transition bond discount and issuance costs	563	516
Administrative and general expenses	539	572

Total operating expenses	38,308	40,105

Net Income	—	—

Member’s Equity at Beginning of Period	9,256	9,256

Contributed Capital	—	—

Member’s Equity at End of Period	$9,256	$9,256

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2006	March 31, 2007
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$90,827	$32,358
Restricted funds	33,243	33,400
Transition charge receivable	24,411	23,235

Current Assets	148,481	88,993

Intangible transition property	1,746,421	1,730,400
Unamortized debt issuance costs	10,439	9,936

Total Assets	$1,905,341	$1,829,329

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$86,864	$89,992
Accrued interest	39,019	15,192
Customer deposits	23,743	24,025
Fees payable to servicer	1,143	190

Current Liabilities	150,769	129,399

Long-term debt:
Transition bonds, net of unamortized discount	1,745,316	1,690,674

Total Liabilities	1,896,085	1,820,073

Member’s Equity:
Contributed capital	9,256	9,256
Retained earnings	—	—

Total Member’s Equity	9,256	9,256

Total Liabilities and Member’s Equity	$1,905,341	$1,829,329

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	563	516
Amortization of transition property	13,570	16,021
Changes in other assets and liabilities:
Transition charge receivable	(15,665)	1,176
Other current liabilities	(1,460)	—
Accrued interest	23,636	(23,827)
Customer deposits	6,754	282
Fees payable to servicer	962	(953)

Net cash provided by (used in) operating activities	28,360	(6,785)

Cash Flows from Investing Activities:
Restricted funds	(6,866)	(157)

Net cash used in investing activities	(6,866)	(157)

Cash Flows from Financing Activities:
Payments of long-term debt	—	(51,527)

Net cash used in financing activities	—	(51,527)

Net Increase (Decrease) in Cash and Cash Equivalents	21,494	(58,469)

Cash and Cash Equivalents, Beginning of Period	1,461	90,827

Cash and Cash Equivalents, End of Period	$22,955	$32,358

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$—	$46,823
See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company II, LLC (the Company) are the Company’s interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Background. The Company is a special purpose Delaware limited liability company whose sole member is CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). The Company has no commercial operations and was formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston.
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
     The Company’s Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Statements of Income and Changes in Member’s Equity are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, seasonal variations in energy consumption.
     Amortization. The transition property was recorded at acquired cost and is being amortized over fourteen years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years. In accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually, and semi-annually as necessary, by the Public Utility Commission of Texas to correct any overcollections or undercollections during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through March 31, 2007 (in thousands):

	2006	2007
January	$402	$13,525
February	8,525	12,489
March	13,257	14,582
April	11,862
May	12,589
June	16,704
July	16,302
August	19,329
September	18,528
October	18,118
November	17,263
December	13,646
(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The administrative agent for the trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges remitted to the trustee’s administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $27.6 million at March 31, 2007.

•	The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a balance of $4.8 million at March 31, 2007.

•	The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee’s administrative agent will draw on amounts in the Capital Subaccount. As of March 31, 2007, the Capital Subaccount had a balance of $9.4 million and is classified as Restricted Funds in the Balance Sheets.
     As of March 31, 2007, cash deposits provided by retail electric providers totaled $24.0 million and are classified as Restricted Funds in the Balance Sheets.
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
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds at March 31, 2007, are as follows:

	Scheduled		Interest	Amount
Tranche	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-1	February 1, 2009	February 1, 2011	4.84%	$180
A-2	August 1, 2012	August 1, 2014	4.97%	368
A-3	February 1, 2014	August 1, 2015	5.09%	252
A-4	August 1, 2017	August 1, 2019	5.17%	519
A-5	August 1, 2019	August 1, 2020	5.302%	462

				1,781
Less: Current Maturities (scheduled payments)				(90)

Total Long-Term Debt, net				$1,691

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2007 (in thousands):

	Tranche A-1		Tranche A-2		Tranche A-3		Tranche A-4		Tranche A-5
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
August 1, 2006	$18,565	$18,565	$—	$—	$—	$—	$—	$—	$—	$—
February 1, 2007	51,527	51,527	—	—	—	—	—	—	—	—
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million during each of the three months ended March 31, 2006 and 2007, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At March 31, 2007, subsidiaries of RRI had approximately $19.5 million of cash on deposit with the trustee’s administrative agent. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and therefore are providing the following analysis of our results of operations using the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q.
     We are a Delaware limited liability company established in December 2004 for limited purposes. We issued $1.851 billion aggregate principal amount of transition bonds on December 16, 2005 and used the net proceeds to purchase the transition property from CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income. Net income is expected to be zero for each reporting period.
     For the three months ended March 31, 2007, revenue from transition charges was $39.6 million and investment income was $0.5 million. Amortization of transition property was $16.0 million. Interest expense of $23.0 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.6 million for the three months ended March 31, 2007.
     For the three months ended March 31, 2006, revenue from transition charges was $38.1 million and investment income was $0.2 million. Amortization of transition property was $13.6 million. Interest expense of $23.6 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.5 million for the three months ended March 31, 2006.
     We use collections of transition charges to make scheduled principal and interest payments on the transition bonds. Transition charges, together with interest earned on collected transition charges, are expected to offset (1) interest expense on the transition bonds, (2) the principal amount of the transition bonds scheduled to be paid and (3) fees and expenses, including fees charged by CenterPoint Houston for servicing the transition property and providing administrative services to us and expenses related to such administrative services.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

4.1	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	Semiannual Servicer’s Certificate, dated as of January 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2007 payment date	Form 10-K for the year ended December 31, 2006	333-121505	10.5

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: May 11, 2007

EXHIBIT INDEX

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

4.1	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	Semiannual Servicer’s Certificate, dated as of January 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2007 payment date	Form 10-K for the year ended December 31, 2006	333-121505	10.5

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”