Form 10-Q
period 2007-09-30
CenterPoint Energy Transition Bond CO II, LLC
filed 2007-11-09
CIK 1310914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-121505
CenterPoint Energy Transition Bond Company II, LLC
(Exact name of registrant as specified in its charter)

Delaware	59-3790472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 Louisiana, Suite 4655B Houston, Texas 77002	(713) 207-5222
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Revenues:
Transition charge revenue	$56,538	$57,116	$144,259	$144,667
Investment income	400	479	1,222	1,752

Total operating revenues	56,938	57,595	145,481	146,419

Expenses:
Interest expense	23,486	22,502	70,758	68,286
Amortization of transition property	32,013	33,956	70,957	75,062
Amortization of transition bond discount and issuance costs	551	481	1,675	1,499
Administrative and general expenses	888	656	2,091	1,572

Total operating expenses	56,938	57,595	145,481	146,419

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	9,256	9,256	9,256	9,256

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$9,256	$9,256	$9,256	$9,256

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2006	September 30, 2007
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$90,827	$45,012
Restricted funds	33,243	33,808
Transition charge receivable	24,411	34,983

Current Assets	148,481	113,803

Intangible transition property	1,746,421	1,671,359
Unamortized debt issuance costs	10,439	8,980

Total Assets	$1,905,341	$1,794,142

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$86,864	$93,697
Accrued interest	39,019	14,907
Customer deposits	23,743	24,428
Fees payable to servicer	1,143	195

Current Liabilities	150,769	133,227

Long-term debt:
Transition bonds, net of unamortized discount	1,745,316	1,651,659

Total Liabilities	1,896,085	1,784,886

Member’s Equity:
Contributed capital	9,256	9,256
Retained earnings	—	—

Total Member’s Equity	9,256	9,256

Total Liabilities and Member’s Equity	$1,905,341	$1,794,142

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	70,957	75,062
Amortization of transition bond discount and issuance costs	1,675	1,499
Changes in other assets and liabilities:
Transition charge receivable	(25,514)	(10,572)
Other current liabilities	(1,460)	—
Accrued interest	11,669	(24,112)
Customer deposits	5,459	685
Fees payable to servicer	824	(948)

Net cash provided by operating activities	63,610	41,614

Cash Flows from Investing Activities:
Restricted funds	(5,581)	(565)

Net cash used in investing activities	(5,581)	(565)

Cash Flows from Financing Activities:
Payments of long-term debt	(18,565)	(86,864)

Net cash used in financing activities	(18,565)	(86,864)

Net Increase (Decrease) in Cash and Cash Equivalents	39,464	(45,815)

Cash and Cash Equivalents, Beginning of Period	1,461	90,827

Cash and Cash Equivalents, End of Period	$40,925	$45,012

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$59,090	$92,398
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

(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2007 (in thousands):

	2006	2007
January	$402	$13,525
February	8,525	12,489
March	13,257	14,582
April	11,862	12,956
May	12,589	13,322
June	16,704	12,987
July	16,302	16,309
August	19,329	19,958
September	18,528	17,331
October	18,118
November	17,263
December	13,646
(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The administrative agent for the trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges remitted to the trustee’s administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $37.8 million at September 30, 2007.

•	The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a balance of $7.2 million at September 30, 2007.

•	The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee’s administrative agent will draw on amounts in the Capital Subaccount. As of September 30, 2007, the Capital Subaccount had a balance of $9.4 million and is classified as Restricted Funds in the Balance Sheets.
     As of September 30, 2007, cash deposits provided by retail electric providers totaled $24.4 million and are classified as Restricted Funds in the Balance Sheets.
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
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at September 30, 2007, are as follows:

	Scheduled		Interest	Amount
Tranche	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-1	February 1, 2009	February 1, 2011	4.84%	$145
A-2	August 1, 2012	August 1, 2014	4.97%	368
A-3	February 1, 2014	August 1, 2015	5.09%	252
A-4	August 1, 2017	August 1, 2019	5.17%	519
A-5	August 1, 2019	August 1, 2020	5.302%	462

				1,746
Less: Current Maturities (scheduled payments)				(94)

Total Long-Term Debt, net				$1,652

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2007 (in thousands):

	Tranche A-1		Tranche A-2		Tranche A-3		Tranche A-4		Tranche A-5
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
August 1, 2006	$18,565	$18,565	$—	$—	$—	$—	$—	$—	$—	$—
February 1, 2007	51,527	51,527	—	—	—	—	—	—	—	—
August 1, 2007	35,337	35,337	—	—	—	—	—	—	—	—
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million and $0.8 million during each of the three months and nine months ended September 30, 2006 and 2007, respectively.
     The Company paid investment earnings from the Capital Subaccount to CenterPoint Houston of $0.2 million during each of the three months ended September 30, 2006 and 2007 and $0.2 million and $0.5 million during the nine months ended September 30, 2006 and 2007, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At September 30, 2007, subsidiaries of RRI had approximately $19 million of cash on deposit with the trustee’s administrative agent. As with any retail electric provider that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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
     For the three months ended September 30, 2007, revenue from transition charges was $57.1 million and investment income was $0.5 million. Amortization of transition property was $34.0 million. Interest expense of $22.5 million related to interest on the transition bonds and amortization expense of $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.7 million for the three months ended September 30, 2007.
     For the three months ended September 30, 2006, revenue from transition charges was $56.5 million and investment income was $0.4 million. Amortization of transition property was $32.0 million. Interest expense of $23.5 million related to interest on the transition bonds and amortization expense of $0.6 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.9 million for the three months ended September 30, 2006.
     For the nine months ended September 30, 2007, revenue from transition charges was $144.6 million and investment income was $1.8 million. Amortization of transition property was $75.1 million. Interest expense of $68.3 million related to interest on the transition bonds and amortization expense of $1.5 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $1.6 million for the nine months ended September 30, 2007, which included the effects of the annual adjustment to bad debt expense resulting in a reduction of $0.2 million recorded in the second quarter of 2007.
     For the nine months ended September 30, 2006, revenue from transition charges was $144.3 million and investment income was $1.2 million. Amortization of transition property was $70.9 million. Interest expense of $70.8 million related to interest on the transition bonds and amortization expense of $1.7 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $2.1 million for the nine months ended September 30, 2006.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

4.1	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	Semiannual Servicer’s Certificate, dated as of July 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2007 payment date	Form 10-Q for the quarter ended June 30, 2007	333-121505	10.1

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: November 9, 2007