Form 10-K/A
period 2006-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2008-01-28
CIK 1310914

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

CenterPoint Energy Transition Bond Company II, LLC
EXPLANATORY NOTE
     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007 (the “Original Form 10-K”), is being filed solely to correct the Section 302 and 906 certifications filed as Exhibits thereto. Accordingly, we are filing new currently dated Section 302 and 906 certifications attached as Exhibits 31.3, 32.3 and 32.4. No other changes were made to the Original Form 10-K.
     This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures in any way other than as required to reflect the amendments as described above.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 28th day of January, 2008.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC (Registrant)
By:	/s/ Marc Kilbride
Marc Kilbride
Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2008.

Signature	Title
/s/ Gary L. Whitlock	President and Manager
(Gary L. Whitlock)	(Principal Executive Officer)

/s/ Marc Kilbride	Vice President, Treasurer and Manager
(Marc Kilbride)	(Principal Financial Officer)

/s/ Walter L. Fitzgerald	Senior Vice President, Chief Accounting Officer and Manager
(Walter L. Fitzgerald)	(Principal Accounting Officer)

/s/ Bernard J. Angelo	Manager
(Bernard J. Angelo)

/s/ Timothy O’Connor	Manager
(Timothy O’Connor)

/s/ Marc Kilbride	Vice President and Treasurer of CenterPoint Energy Houston Electric, LLC
(Marc Kilbride)	(Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2006
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk were filed on March 29, 2007 with the Original Form 10-K. Exhibits designated by two asterisks are filed herewith.

		Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

4.1	Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.2

4.2	Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.1

4.3	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.4	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

4.5	Indenture dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.1

4.6	First Supplemental Indenture relating to the transition bonds dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

4.7	Form of the transition bonds (included in Exhibit 4.5)	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.2

10.1	Transition Property Sale Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.1

10.2	Transition Property Servicing Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.3

10.4	Semiannual Servicer’s Certificate, dated as of July 30, 2006, as to the transition bond balances,	Form 10-Q for the quarterly period ended June 30, 2006	333-121505	10.1

Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2006 payment date

+10.5*	Semiannual Servicer’s Certificate, dated as of January 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2007 payment date

+31.1*	Section 302 Certification of Gary L. Whitlock

+31.2*	Section 302 Certification of Marc Kilbride

+31.3**	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+32.1*	Section 906 Certification of Gary L. Whitlock

+32.2*	Section 906 Certification of Marc Kilbride

+32.3**	Section 906 Certification of Gary L. Whitlock

+32.4**	Section 906 Certification of Marc Kilbride

99.1	Application for the Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.1

99.2	Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.3