Form 10-Q
period 2008-03-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2008-05-13
CIK 1310914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2008, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

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
     The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:
•	changes in market demand and demographic patterns;

•	weather variations and other natural phenomena affecting retail electric customer energy usage;

•	the operating performance of CenterPoint Energy Houston Electric, LLC’s (CenterPoint Houston) facilities and third-party suppliers of electric energy in CenterPoint Houston’s service territory;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of CenterPoint Houston’s business;

•	the accuracy of the servicer’s forecast of electrical consumption or the payment of transition charges;

•	non-payment of transition charges by retail electric providers;

•	the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in CenterPoint Houston’s service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, and our other Securities and Exchange Commission filings.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Revenues:
Transition charge revenue	$39,647	$37,146
Investment income	458	386

Total operating revenues	40,105	37,532

Expenses:
Interest expense	22,996	21,920
Amortization of transition property	16,021	14,517
Amortization of transition bond discount and issuance costs	516	440
Administrative and general expenses	572	655

Total operating expenses	40,105	37,532

Net Income	—	—

Member’s Equity at Beginning of Period	9,256	9,256

Contributed Capital	—	—

Member’s Equity at End of Period	$9,256	$9,256

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
BALANCE SHEETS
(Unaudited)

	December 31, 2007	March 31, 2008
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$97,891	$38,004
Restricted funds	34,198	33,931
Transition charge receivable	25,352	22,650

Current Assets	157,441	94,585

Intangible transition property	1,651,080	1,636,563
Unamortized debt issuance costs	8,522	8,095

Total Assets	$1,817,043	$1,739,243

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$93,696	$97,850
Accrued interest	37,267	14,466
Customer deposits	24,701	24,588
Fees payable to servicer	451	207

Current Liabilities	156,115	137,111

Long-term debt:
Transition bonds, net of unamortized discount	1,651,672	1,592,876

Total Liabilities	1,807,787	1,729,987

Member’s Equity:
Contributed capital	9,256	9,256
Retained earnings	—	—

Total Member’s Equity	9,256	9,256

Total Liabilities and Member’s Equity	$1,817,043	$1,739,243

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition bond discount and issuance costs	516	440
Amortization of transition property	16,021	14,517
Changes in other assets and liabilities:
Transition charge receivable	1,176	2,702
Accrued interest	(23,827)	(22,801)
Customer deposits	282	(113)
Fees payable to servicer	(953)	(244)

Net cash used in operating activities	(6,785)	(5,499)

Cash Flows from Investing Activities:
Restricted funds	(157)	267

Net cash provided by (used in) investing activities	(157)	267

Cash Flows from Financing Activities:
Payments of long-term debt	(51,527)	(54,655)

Net cash used in financing activities	(51,527)	(54,655)

Net Decrease in Cash and Cash Equivalents	(58,469)	(59,887)

Cash and Cash Equivalents, Beginning of Period	90,827	97,891

Cash and Cash Equivalents, End of Period	$32,358	$38,004

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$46,823	$44,721
See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Transition Bond Company II, LLC (the Company) are the Company’s interim financial statements and notes (Interim Financial Statements). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

(2) Transition Charges
     The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through March 31, 2008 (in thousands):

	2006	2007	2008
January	$402	$13,525	$14,309
February	8,525	12,489	12,599
March	13,257	14,582	12,589
April	11,862	12,956
May	12,589	13,322
June	16,704	12,987
July	16,302	16,309
August	19,329	19,958
September	18,528	17,331
October	18,118	20,728
November	17,263	17,227
December	13,646	13,999
(3) Cash and Cash Equivalents/Restricted Funds
     For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The administrative agent for the trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:
•	The General Subaccount is comprised of collections of transition charges remitted to the trustee’s administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date. The General Subaccount had a balance of $25.8 million at March 31, 2008.

•	The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount. The Excess Funds Subaccount had a balance of $12.2 million at March 31, 2008.

•	The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee’s administrative agent will draw on amounts in the Capital Subaccount. As of March 31, 2008, the Capital Subaccount had a balance of $9.3 million and is classified as Restricted Funds in the Balance Sheets.
     As of March 31, 2008, cash deposits provided by retail electric providers (REPs) totaled $24.6 million and are classified as Restricted Funds in the Balance Sheets.
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Under SFAS No. 157, the Company held $33.8 million of Level 1 investments as of March 31, 2008.

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
     Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at March 31, 2008, are as follows:

	Scheduled		Interest	Amount
Tranche	Final Payment Date	Final Maturity Date	Rate	(in millions)

A-1	February 1, 2009	February 1, 2011	4.84%	$90
A-2	August 1, 2012	August 1, 2014	4.97%	368
A-3	February 1, 2014	August 1, 2015	5.09%	252
A-4	August 1, 2017	August 1, 2019	5.17%	519
A-5	August 1, 2019	August 1, 2020	5.302%	462

				1,691
Less: Current Maturities (scheduled payments)				(98)

Total Long-Term Debt, net				$1,593

     The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through March 31, 2008 (in thousands):

	Tranche A-1		Tranche A-2		Tranche A-3		Tranche A-4		Tranche A-5
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
August 1, 2006	$18,565	$18,565	$—	$—	$—	$—	$—	$—	$—	$—
February 1, 2007	51,527	51,527	—	—	—	—	—	—	—	—
August 1, 2007	35,337	35,337	—	—	—	—	—	—	—	—
February 1, 2008	54,655	54,655	—	—	—	—	—	—	—	—
(5) Related Party Transactions and Major Customers
     Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company. The Company pays a fixed annual servicing fee to CenterPoint Houston for these services. Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million during each of the three months ended March 31, 2007 and 2008, respectively.
     Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At March 31, 2008, subsidiaries of RRI had approximately $18.3 million of cash on deposit with the trustee’s administrative agent. As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

Item 2. MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
     This analysis should be read in combination with the Interim Financial Statements included in Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).
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
     We are a Delaware limited liability company established in December 2004 for limited purposes. We issued $1.851 billion aggregate principal amount of transition bonds on December 16, 2005 and used the net proceeds to purchase the transition property from CenterPoint Energy Houston Electric, LLC (CenterPoint Houston). As we are restricted by our organizational documents from engaging in activities other than those described under “Business” in Item 1 of our 2007 Form 10-K, income statement effects are limited primarily to revenue generated from the transition charges, interest expense on the transition bonds, amortization of the transition property, debt issuance expenses and the discount on the transition bonds, transition property servicing and administration fees and incidental investment interest income. Net income is expected to be zero for each reporting period.
     For the three months ended March 31, 2008, revenue from transition charges was $37.1 million and investment income was $0.4 million. Amortization of transition property was $14.5 million. Interest expense of $21.9 million related to interest on the transition bonds and amortization expense of $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds. We recorded administrative expenses of $0.7 million for the three months ended March 31, 2008.
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
     CenterPoint Houston is required to true-up transition charges annually on December 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on November 1, 2007 and became effective December 1, 2007. The adjusted transition charges are designed to collect $178.9 million during the twelve-month period ending November 30, 2008. Such adjusted transition charges consider the impact of the over-collection of $14.7 million for the twelve-month period ended November 30, 2007.
     In all material respects, each materially significant retail electric provider (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
4.1	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	Semiannual Servicer’s Certificate dated as of January 30, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2008 payment date	Form 10-K for the year ended December 31, 2007	333-121505	10.5

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

By:	/s/ WALTER L. FITZGERALD Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer
Date: May 13, 2008

Index to Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
4.1	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	Semiannual Servicer’s Certificate dated as of January 30, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2008 payment date	Form 10-K for the year ended December 31, 2007	333-121505	10.5

+31.1	Section 302 Certification of Gary L. Whitlock

+31.2	Section 302 Certification of Marc Kilbride

+32.1	Section 906 Certification of Gary L. Whitlock

+32.2	Section 906 Certification of Marc Kilbride

+99.1	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”