Form 10-Q
period 2008-09-30
CenterPoint Energy Transition Bond CO II, LLC
filed 2008-11-12
CIK 1310914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, all outstanding membership interests in CenterPoint Energy Transition Bond Company II, LLC were held by CenterPoint Energy Houston Electric, LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

STATEMENTS OF INCOME
AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands)
Revenues:
Transition charge revenue	$57,116	$55,014	$144,667	$140,963
Investment income	479	349	1,752	1,148
Total operating revenues	57,595	55,363	146,419	142,111

Expenses:
Interest expense	22,502	21,384	68,286	65,002
Amortization of transition property	33,956	32,648	75,062	73,057
Amortization of transition bond discount and issuance costs	481	401	1,499	1,264
Administrative and general expenses	656	930	1,572	2,788
Total operating expenses	57,595	55,363	146,419	142,111

Net Income	—	—	—	—

Member’s Equity at Beginning of Period	9,256	9,256	9,256	9,256

Contributed Capital	—	—	—	—

Member’s Equity at End of Period	$9,256	$9,256	$9,256	$9,256

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

BALANCE SHEETS
(Unaudited)

	December 31, 2007	September 30, 2008
	(in thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$97,891	$47,912
Restricted funds	34,198	33,653
Transition charge receivable	25,352	32,631
Current Assets	157,441	114,196

Intangible transition property	1,651,080	1,578,023
Unamortized debt issuance costs	8,522	7,294
Total Assets	$1,817,043	$1,699,513

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities:
Current portion of long-term debt	$93,696	$101,758
Accrued interest	37,267	14,151
Customer deposits	24,701	24,196
Fees payable to servicer	451	202
Current Liabilities	156,115	140,307

Long-term debt:
Transition bonds, net of unamortized discount	1,651,672	1,549,950
Total Liabilities	1,807,787	1,690,257

Member’s Equity:
Contributed capital	9,256	9,256
Retained earnings	—	—
Total Member’s Equity	9,256	9,256

Total Liabilities and Member’s Equity	$1,817,043	$1,699,513

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
(A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Cash Flows from Operating Activities:
Net income	$—	$—
Adjustments for non-cash items:
Amortization of transition property	75,062	73,057
Amortization of transition bond discount and issuance costs	1,499	1,264
Changes in other assets and liabilities:
Transition charge receivable	(10,572)	(7,279)
Accrued interest	(24,112)	(23,116)
Customer deposits	685	(505)
Fees payable to servicer	(948)	(249)
Net cash provided by operating activities	41,614	43,172

Cash Flows from Investing Activities:
Restricted funds	(565)	545
Net cash provided by (used in) investing activities	(565)	545

Cash Flows from Financing Activities:
Payments of long-term debt	(86,864)	(93,696)
Net cash used in financing activities	(86,864)	(93,696)

Net Decrease in Cash and Cash Equivalents	(45,815)	(49,979)

Cash and Cash Equivalents, Beginning of Period	90,827	97,891

Cash and Cash Equivalents, End of Period	$45,012	$47,912

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest	$92,398	$88,119

See Notes to the Company’s Interim Unaudited Financial Statements

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Amortization.  The transition property was recorded at acquired cost and is being amortized over 14 years, the expected life of the transition bonds, based on estimated revenue from transition charges, interest accruals and other expenses. The financing order authorizing the imposition of the transition charges and the issuance of the transition bonds limits the terms of the transition bonds to no greater than 15 years.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” amortization is adjusted for over/under collection of transition charges. The transition charges are reviewed and adjusted at least annually, and semi-annually as necessary, by the Public Utility Commission of Texas to correct prospectively any overcollections or undercollections that occurred during the preceding 12 months and to provide for the expected recovery of amounts sufficient to timely provide all payment of debt service and other required amounts and charges in connection with the transition bonds.

(2)	Transition Charges

The following table shows the aggregate amount of transition charges remitted by CenterPoint Houston to the trustee under the indenture pursuant to which the transition bonds were issued (the trustee) during each month from the date of issuance of the transition bonds through September 30, 2008 (in thousands):

	2006	2007	2008
January	$402	$13,525	$14,309
February	8,525	12,489	12,599
March	13,257	14,582	12,589
April	11,862	12,956	12,409
May	12,589	13,322	13,406
June	16,704	12,987	12,808
July	16,302	16,309	18,171
August	19,329	19,958	17,690
September	18,528	17,331	17,781
October	18,118	20,728
November	17,263	17,227
December	13,646	13,999

(3)	Cash and Cash Equivalents/Restricted Funds

For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers investments purchased with a maturity of three months or less to be the equivalent of cash. The administrative agent for the trustee has established, as provided in the indenture, the following subaccounts for the Company’s cash balances related to its transition bonds:

•
The General Subaccount is comprised of collections of transition charges remitted to the trustee’s administrative agent by the servicer with respect to the transition bonds. These amounts accumulate in the General Subaccount until they are transferred from the General Subaccount on each transition bond payment date.  The General Subaccount had a balance of $36.7 million at September 30, 2008.

•
The Excess Funds Subaccount is maintained for the purpose of holding any collected transition charges and earnings on amounts in the collection account (other than earnings on amounts allocated to the Capital Subaccount) not otherwise used on the payment dates of the transition bonds for payment of principal, interest, fees or expenses, or for funding the Capital Subaccount.  The Excess Funds Subaccount had a balance of $11.3 million at September 30, 2008.

•
The Capital Subaccount received a deposit of approximately $9.3 million (0.5% of the initial principal amount of the transition bonds) on the date of issuance of the transition bonds. CenterPoint Houston contributed this amount to the Company. If amounts available in the General and Excess Funds Subaccounts are not sufficient on any payment date to make scheduled payments on the transition bonds and payments of certain fees and expenses, the trustee’s administrative agent will draw on amounts in the Capital Subaccount. As of September 30, 2008, the Capital Subaccount had a balance of $9.5 million and is classified as Restricted Funds in the Balance Sheets.

As of September 30, 2008, cash deposits provided by retail electric providers (REPs) totaled $24.2 million and are classified as Restricted Funds in the Balance Sheets.

(4)	New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. Beginning in

January 2008, assets and liabilities recorded at fair value in the Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At September 30, 2008, the Company held Level 1 investments of $33.6 million.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities during the nine months ended September 30, 2008.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities during the nine months ended September 30, 2008.

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

Scheduled final payment dates, final maturity dates and interest rates for the transition bonds outstanding at September 30, 2008, are as follows:

Tranche	Scheduled Final Payment Date	Final Maturity Date	Interest Rate	Amount (in millions)
A-1	February 1, 2009	February 1, 2011	4.84%	$51
A-2	August 1, 2012	August 1, 2014	4.97%	368
A-3	February 1, 2014	August 1, 2015	5.09%	252
A-4	August 1, 2017	August 1, 2019	5.17%	519
A-5	August 1, 2019	August 1, 2020	5.302%	462
				1,652
Less: Current Maturities (scheduled payments)				(102)
Total Long-Term Debt, net				$1,550

The following table shows scheduled and actual principal payments on the transition bonds from the issuance date through September 30, 2008 (in thousands):

	Tranche A-1		Tranche A-2		Tranche A-3		Tranche A-4		Tranche A-5
	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual	Scheduled	Actual
August 1, 2006	$18,565	$18,565	$—	$—	$—	$—	$—	$—	$—	$—
February 1, 2007	51,527	51,527	—	—	—	—	—	—	—	—
August 1, 2007	35,337	35,337	—	—	—	—	—	—	—	—
February 1, 2008	54,655	54,655	—	—	—	—	—	—	—	—
August 1, 2008	39,041	39,041	—	—	—	—	—	—	—	—

(6)	Related Party Transactions and Major Customers

Related Party Transactions. As the servicer, CenterPoint Houston manages and administers the transition property of the Company and collects the transition charges on behalf of the Company.  The Company pays a fixed annual servicing fee to CenterPoint Houston for these services.  Pursuant to an administration agreement entered into between the Company and CenterPoint Houston, CenterPoint Houston also provides administrative services to the Company. The Company pays CenterPoint Houston a fixed fee for performing these services, plus all reimbursable expenses. The Company recorded administrative and servicing fees of $0.3 million and $0.8 million, respectively, during each of the three months and nine months ended September 30, 2007 and 2008, respectively.

Major Customers. Subsidiaries of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) collect the majority of the transition charges from retail electric customers in CenterPoint Houston’s service territory. At September 30, 2008, subsidiaries of RRI had approximately $18.1 million of cash on deposit with the trustee’s administrative agent.  As with any REP that may default in its payment obligations in respect of transition charges, the servicer is expected to direct the trustee to seek recourse against such cash deposits or alternate form of credit support as a remedy for any payment default that may occur.

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

For the three months ended September 30, 2008, revenue from transition charges was $55.0 million and investment income was $0.3 million. Amortization of transition property was $32.6 million.  Interest expense was $21.4 million related to interest on the transition bonds and amortization expense was $0.4 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.9 million for the three months ended September 30, 2008.

For the three months ended September 30, 2007, revenue from transition charges was $57.1 million and investment income was $0.5 million. Amortization of transition property was $34.0 million.  Interest expense was $22.5 million related to interest on the transition bonds and amortization expense was $0.5 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $0.7 million for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, revenue from transition charges was $141.0 million and investment income was $1.1 million. Amortization of transition property was $73.0 million.  Interest expense was $65.0 million related to interest on the transition bonds and amortization expense was $1.3 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $2.8 million for the nine months ended September 30, 2008, including $0.5 million related to the annual bad debt true-up.

For the nine months ended September 30, 2007, revenue from transition charges was $144.6 million and investment income was $1.8 million. Amortization of transition property was $75.1 million.  Interest expense was $68.3 million related to interest on the transition bonds and amortization expense was $1.5 million related to amortization of debt issuance expenses and the discount on the transition bonds.  We recorded administrative expenses of $1.6 million for the nine months ended September 30, 2007, including a reduction of $0.2 million related to the annual bad debt true-up in the second quarter of 2007.

During the nine months ended September 30, 2008, several retail electric providers (REPs) that made retail sales in the CenterPoint Houston service territory defaulted on their payment obligations.  Amounts provided by those REPs as security against defaults covered substantially all transition charges outstanding as of the dates of default.  During the next true-up proceeding, any uncollected amounts will be taken into account in setting transition charges for the next 12 months.  These defaults are not expected to adversely affect our ability to make scheduled payments on the transition bonds.

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

CenterPoint Houston is required to true-up transition charges annually on December 1 in compliance with the financing order. CenterPoint Houston’s most recent true-up filing to adjust transition charges was filed with the Texas Utility Commission on September 2, 2008 and will become effective December 1 , 2008.  The adjusted transition charges are designed to collect $183.9 million during the twelve-month period ending November 30, 2009. Such adjusted transition charges consider the impact of an estimated over-collection of $14.2 million for the twelve-month period ended November 30, 2008.

In all material respects, each materially significant REP (i) has been billed in accordance with the financing order, (ii) has made all payments in compliance with the requirements outlined in the financing order, and (iii) has satisfied the creditworthiness requirements of the financing order.

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
4.1	—	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	—	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	—	Semiannual Servicer’s Certificate, dated as of July 30, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2008 payment date	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	333-121505	10.1

+31.1	—	Section 302 Certification of Gary L. Whitlock

+31.2	—	Section 302 Certification of Marc Kilbride

+32.1	—	Section 906 Certification of Gary L. Whitlock

+32.2	—	Section 906 Certification of Marc Kilbride

+99.1	—	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 12, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Transition Bond Company II, LLC.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
4.1	—	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

4.2	—	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

10.1	—	Semiannual Servicer’s Certificate, dated as of July 30, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2008 payment date	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	333-121505	10.1

+31.1	—	Section 302 Certification of Gary L. Whitlock

+31.2	—	Section 302 Certification of Marc Kilbride

+32.1	—	Section 906 Certification of Gary L. Whitlock

+32.2	—	Section 906 Certification of Marc Kilbride

+99.1	—	Items incorporated by reference from the CenterPoint Energy Transition Bond Company II, LLC Form 10-K. Item 1A “Risk Factors.”