Form 10-K
period 2008-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2009-03-31
CIK 1310914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2008: None

PART I
Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Houston Electric, LLC. As of December 31, 2008, the sole record holder of the transition bonds was Cede & Co., as nominee of the Depository Trust Company. The transition bonds are not listed on any national securities exchange.
PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     None.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
See the Index to Exhibits which appears following the signature page to this report.
We have included as Exhibit 10.5 our Semiannual Servicer’s Certificate, dated January 29, 2009, transmitted to the Trustee in connection with the February 1, 2009 distribution on the transition bonds. The information on this Exhibit is hereby incorporated into this Annual Report on Form 10-K by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 31st day of March, 2009.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC (Registrant)
By:	/s/ Marc Kilbride
Marc Kilbride
Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signature	Title

/s/ Gary L. Whitlock	President and Manager
(Gary L. Whitlock)	(Principal Executive Officer)

/s/ Marc Kilbride	Vice President, Treasurer and Manager
(Marc Kilbride)	(Principal Financial Officer)

/s/ Walter L. Fitzgerald	Senior Vice President, Chief Accounting Officer and Manager
(Walter L. Fitzgerald)	(Principal Accounting Officer)

/s/ Bernard J. Angelo	Manager
(Bernard J. Angelo)

/s/ Timothy O’Connor	Manager
(Timothy O’Connor)

Vice President and Treasurer of
/s/ Marc Kilbride	CenterPoint Energy Houston Electric, LLC
(Marc Kilbride)	(Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.2

3.2	Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.1

3.3	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

3.4	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

4.1	Indenture dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.1

4.2	First Supplemental Indenture relating to the transition bonds dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

4.3	Form of the transition bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.2

10.1	Transition Property Sale Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.1

10.2	Transition Property Servicing Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.3

10.4	Semiannual Servicer’s Certificate, dated as of July 31, 2008, as to the transition bond	Form 10-Q for the quarterly period ended June 30, 2008	333-121505	10.1

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

	balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2008 payment date

+10.5	Semiannual Servicer’s Certificate, dated as of January 29, 2009, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2009 payment date (Incorporated by reference into this Annual Report on Form 10-K)

+31.1	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+31.2	Annual Statement of Servicer Compliance

99.1	Application for the Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.1

99.2	Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.3

+99.4	Independent Accountant’s Report with Management’s Assertion of Compliance with Servicing Standards attached