Form 10-K/A
period 2007-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2009-04-01
CIK 1310914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX TO EXHIBITS
EX-31.4
EX-99.4

EXPLANATORY NOTE
     This Amendment No. 1. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Form 10-K”), is being filed solely to add Exhibits 31.4 (Annual Statement of Servicer Compliance required by Section 3.06 of the Transition Property Servicing Agreement dated as of December 16, 2005 by and between us, as Issuer, and CenterPoint Energy Houston Electric, LLC, as Servicer) and 99.4 (Independent Accountant’s Report with Management’s Assertion of Compliance with Servicing Standards attached) under Item 15. No other changes were made to the Original Form 10-K.
     This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures in any way other than as required to reflect the amendment as described above.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2007
INDEX TO EXHIBITS
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk were filed on March 14, 2008 with the Original Form 10-K. Exhibits designated by two asterisks are filed herewith.

		Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
3.1	Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.2

3.2	Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.1

4.1	Indenture dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.1

4.2	First Supplemental Indenture relating to the transition bonds dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

4.3	Form of the transition bonds (included in Exhibit 4.1)	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.2

10.1	Transition Property Sale Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.1

10.2	Transition Property Servicing Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.3

10.4	Semiannual Servicer’s Certificate, dated as of July 31, 2007, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2007 payment date.	Form 10-Q for the quarterly period ended June 30, 2007	333-121505	10.1

+10.5*
Semiannual Servicer’s Certificate, dated as of January 31, 2008, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2008 payment date.

Report or
		Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References
+31.1*	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+31.2*	Section 302 Certification by Marc Kilbride

+31.3*	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of Marc Kilbride

+31.4**	Annual Statement of Servicer Compliance

+32.1*	Section 906 Certification of Gary L. Whitlock

+32.2*	Section 906 Certification of Marc Kilbride

99.1	Application for the Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.1

99.2	Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.3

+99.4**	Independent Accountant’s Report with Management’s Assertion of Compliance with Servicing Standards attached