Form 10-K
period 2016-12-31
CenterPoint Energy Transition Bond CO II, LLC
filed 2017-03-27
CIK 1310914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the member’s equity held by non-affiliates of the registrant as of June 30, 2016: None

Documents incorporated by reference: None.

PART I

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our equity securities. All of our equity is owned by CenterPoint Energy Houston Electric, LLC (“Houston Electric”). As of December 31, 2016, the sole record holder of the transition bonds was Cede & Co., as nominee of the Depository Trust Company. The transition bonds are not listed on any national securities exchange.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See the Index to Exhibits which appears following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 27th day of March, 2017.

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC
(Registrant)

By:	/s/ Carla A. Kneipp
Carla A. Kneipp
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2017.

Signature	Title

/s/ William D. Rogers (William D. Rogers)	President and Manager (Principal Executive Officer)

/s/ Carla A. Kneipp (Carla A. Kneipp)	Vice President, Treasurer and Manager (Principal Financial Officer)

/s/ Kristie Colvin (Kristie Colvin)	Senior Vice President, Chief Accounting Officer and Manager (Principal Accounting Officer)

/s/ Bernard J. Angelo (Bernard J. Angelo)	Manager

/s/ Timothy O’Connor (Timothy O’Connor)	Manager

/s/ Carla A. Kneipp (Carla A. Kneipp)	Vice President and Treasurer of CenterPoint Energy Houston Electric, LLC (Senior Officer in Charge of Servicing Function)

CENTERPOINT ENERGY TRANSITION BOND COMPANY II, LLC

EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2016

INDEX TO EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References

3.1	Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.2

3.2	Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	3.1

3.3	Amended and Restated Certificate of Formation of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.1

3.4	Amended and Restated Limited Liability Company Agreement of CenterPoint Energy Transition Bond Company II, LLC	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	3.2

4.1	Indenture dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.1

4.2	First Supplemental Indenture relating to the transition bonds dated as of December 16, 2005	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

4.3	Form of the transition bonds (included in Exhibit 4.2 hereto)	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	4.3

10.1	Transition Property Sale Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.1

10.2	Transition Property Servicing Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.2

10.3	Administration Agreement	Current Report on Form 8-K filed with the SEC on December 16, 2005	333-121505	10.3

10.4	Semiannual Servicer’s Certificate, dated as of July 28, 2016, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the August 1, 2016 payment date (Incorporated by reference into this Annual Report on Form 10-K)	Current Report on Form 8-K filed with the SEC on August 2, 2016	333-121505	99.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References

10.5	Semiannual Servicer’s Certificate, dated as of January 30, 2017, as to the transition bond balances, the balances of the collection account and its sub-accounts, and setting forth transfers and payments to be made on the February 1, 2017 payment date (Incorporated by reference into this Annual Report on Form 10-K)	Current Report on Form 8-K filed with the SEC on February 1, 2017	333-121505	99.1

+31.1	Certification of Carla Anita Kneipp

+31.2	Annual Statement of Servicer Compliance

99.1	Application for the Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.1

99.2	Financing Order	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.2

99.3	State of Texas Comptroller of Public Accounts rulings relating to the transition bonds	Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 12, 2005	333-121505	99.3

+99.4	Report of Independent Registered Public Accounting Firm with Management’s Assertion of Compliance with Servicing Standards attached